Form 10-Q
period 1994-12-31
JERRYS INC
filed 1997-07-21
CIK 53453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


              For the quarterly period ended December 31, 1994, or


[ ]    Transition report pursuant to Section 13 or
       15(d) of the Securities Exchange Act of 1934

                          Commission File Number 0-4766


                                  JERRY'S, INC.

          State of Florida           I.R.S. No. 59-1060780

                     1500 North Florida Mango Road, Suite 19
                         West Palm Beach, Florida 33409

                        Telephone Number: (407) 689-9611

                          Common Stock, $.04 Par Value

          Outstanding Shares at December 31, 1994 - 562,429

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing requirements for the past ninety (90) days.

                               YES [ ]             NO   [X]

Total Number of pages in                        Exhibit
this report:  20                                Index:  Not Applicable

                                TABLE OF CONTENTS


                         JERRY'S, INC. AND SUBSIDIARIES



                                     PART I.

                              FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS...........................   3

                  CONSOLIDATED STATEMENTS OF INCOME AND
                  RETAINED EARNINGS.....................................   7

                  CONSOLIDATED STATEMENT OF CASH FLOWS..................   8

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............  10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................  17



                                    PART II.

                                OTHER INFORMATION



ITEMS 1 THROUGH 6 ......................................................  19


                          PART I. FINANCIAL INFORMATION


                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1994 AND 1993


     ASSETS:                                                   1994                  1993
                                                         ----------------      ----------------

CURRENT ASSETS:
     Cash and Cash Items                                 $         54,630      $        216,084
     Customers Accounts Receivable
           Less - Allowance for Doubtful Accounts:
           $356,000 in 1994 and $217,000 in 1993                2,496,805             2,364,040
     Inventories (Note A-2)                                       463,346               489,667
     Deferred Income Taxes                                        295,530                82,209
     Prepaid Expenses and Other Current Assets                    550,212               451,743
                                                         ----------------      ----------------
           Total Current Assets                          $      3,860,523      $      3,603,743
                                                         ----------------      ----------------


INVESTMENTS:
     Land Held for Investment                            $         87,000      $         87,000
     Other Investments                                            497,403               502,699
                                                         ----------------      ----------------
           Total Investments                             $        584,403      $        589,699
                                                         ----------------      ----------------

PROPERTY, PLANT AND EQUIPMENT:
     Cost                                                $     15,512,795      $     15,246,764
     Less:  Accumulated Depreciation                            9,480,138             8,585,970
                                                         ----------------      ----------------
 Net Book Value                                          $      6,032,657      $      6,660,794
                                                         ----------------      ----------------

OTHER ASSETS:
     Cash (Restricted)                                   $        467,565      $        407,694
     Leasehold Rights and Other Intangible
           Assets (Note A-4)                                       11,277                11,323
     Cash Surrender Value of Insurance                             35,861                73,933
     Deposits and Miscellaneous                                   278,122               321,773
     Employee Loans Receivable (Net of
           $10,000 Allowance in 1994 and 1993)                     31,897                50,480
     Other Receivables - Non-Current Portion
           (Net of $18,000 Allowance in 1994 and
           $20,000 in 1993)                                       107,992               237,976

Deferred Income Taxes Non-Current Portion                         406,524                57,574
                                                         ----------------      ----------------

     Total Other Assets                                  $      1,339,238      $      1,160,753
                                                         ----------------      ----------------

           TOTAL ASSETS:                                 $     11,816,821      $     12,014,989
                                                         ================      ================


See accompanying Notes to Consolidated Financial Statements.




                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1994 AND 1993
                                   (Continued)



     LIABILITIES AND STOCKHOLDERS' EQUITY                      1994                1993
                                                      ----------------         ----------------

CURRENT LIABILITIES:
     Notes Payable to Bank and
       Others (Note D)                                $      1,859,914         $      1,836,618
     Current Portion of Long-Term Debt (Note E)                993,008                  937,801
     Accounts Payable                                        2,324,663                2,256,368
     Accrued Expenses                                          936,829                  802,258
     Income Tax Payable                                         93,381                        -
                                                      ----------------         ----------------
           Total Current Liabilities                  $      6,207,795         $      5,833,045

LONG-TERM LIABILITIES:
     Long-Term Debt, Less Current
       Portion (Note E)                                      4,166,345                4,423,086
                                                      ----------------         ----------------
           TOTAL LIABILITIES                          $     10,374,140         $     10,256,131
                                                      ----------------         ----------------

STOCKHOLDERS' EQUITY:
     Capital Stock -
           Common Stock of $.04 par value -
           Authorized 4,000,000 shares;
           622,377 Shares Issued
           in 1994 and 1993                           $         24,895         $         24,895
     Capital in Excess of Par Value                            116,178                  116,178
     Retained Earnings                                       1,468,665                1,770,405
                                                      ----------------         ----------------
           Subtotal:                                  $      1,609,738         $      1,911,478
           Less:  Shares Reacquired and Held
                  in Treasury (59,948 shares
                  in 1994 and 54,206 shares
                  in 1993 at Cost)                             167,057                  152,620
                                                      ----------------         ----------------

           TOTAL STOCKHOLDERS' EQUITY:                $      1,442,681         $      1,758,858
                                                      ----------------         ----------------

Commitments, Contingencies and Subsequent
Events (Note G)                                                   --                         --

           TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY:                      $     11,816,821         $     12,014,989
                                                      ================         ================


See accompanying Notes to Consolidated Financial Statements





                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1994 AND 1993


ASSETS                                                       1994                        1993
                                                       ----------------           ----------------

CURRENT ASSETS:


  Cash and Cash Items (Note E)                         $        464,953           $        745,004
  Customer Accounts Receivable
    Less Allowance for Doubtful Accounts:
   $276,000 in 1994 and $192,000 in 1993                      2,240,553                  1,914,628
  Inventories (Note A-2)                                        410,865                    455,819
  Deferred Income Taxes                                         295,530                     82,209
  Prepaid Expenses and Other Current
    Assets (Note G)
  (Net of $5,000 Allowance In 1994)                             457,158                    247,981
                                                       ----------------           ----------------

            Total Current Assets                       $      3,869,059           $      3,445,641
                                                       ----------------           ----------------


INVESTMENTS:
  Land Held for Investment                             $         87,000           $         87,000
  Other Investments                                             495,174                    503,038
                                                       ----------------           ----------------
            Total Investments                          $        582,174           $        590,038
                                                       ----------------           ----------------

PROPERTY, PLANT AND EQUIPMENT:
  Cost                                                 $     15,426,570           $     15,188,904
  Less:  Accumulated Depreciation                             9,118,785                  8,198,353
                                                       ----------------           ----------------
            Net Book Value                             $      6,307,785           $      6,990,551
                                                       ----------------           ----------------


OTHER ASSETS:
  Cash (Restricted)                                    $        467,565           $        390,955
  Leasehold Rights and Other Intangible Assets
    Less Accumulated Amortization of $6,312 in
    1994 and $4,188 in 1993                                      15,265                     11,784
  Cash Surrender Value of Insurance                              35,861                     73,933
  Deposits and Miscellaneous                                    278,201                    321,177
  Employee Loans Receivable (Net of $10,000
    Allowance In 1994 and 1993)                                  33,858                     41,436
  Other Receivables - Non-Current Portion
    (Net of $13,000 Allowance in 1994 and
    $20,000 In 1993)                                            120,327                    288,462
  Deferred Income Taxes - Non-Current
    Portion                                                     406,524                     57,574
                                                       ----------------           ----------------
            Total Other Assets                         $      1,357,601           $      1,185,321
                                                       ----------------           ----------------
               TOTAL ASSETS                            $     12,116,619           $     12,211,551
                                                       ================           ================


See accompanying notes to Consolidated Financial Statements.




                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1994 AND 1993
                                   (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY                          1994                       1993
                                                       ------------------          -----------------

CURRENT LIABILITIES:
  Notes Payable to Bank and Others                     $        1,723,040          $       1,431,952
  Current Portion of Long-Term Debt                               899,752                    970,793
  Accounts Payable                                              2,602,980                  2,189,188
  Income Taxes Payable                                            109,381                    144,733
  Accrued Expenses                                                940,503                    811,481
                                                       ------------------          -----------------
            Total Current Liabilities                  $        6,275,656          $       5,548,147


LONG-TERM LIABILITIES:
  Long-Term Debt, Less Current Portion                          4,303,541                  4,585,463
                                                       ------------------          -----------------
             TOTAL LIABILITIES                         $       10,579,197          $      10,133,610
                                                       ------------------          -----------------


STOCKHOLDERS' EQUITY:
  Capital Stock -
    Common Stock of $.04 par value - Authorized
    4,000,000 Shares; 622,377 Shares Issued in
      1994 and 1993                                    $           24,895          $          24,895
  Capital In Excess of Par Value                                  116,178                    116,178
  Retained Earnings                                             1,561,760                  2,061,962
                                                       ------------------          -----------------
            Subtotal                                   $        1,702,833          $       2,203,035
    Less:  Shares Reacquired and Held in
           Treasury (59,381 Shares in 1994
           and 40,533 Shares in 1993 at Cost)                     165,411                    125,094
                                                       ------------------          -----------------
                TOTAL STOCKHOLDERS' EQUITY             $        1,537,422          $       2,077,941
                                                       ------------------          -----------------





Commitments, Contingencies, and Subsequent
  Events                                                              ---                        ---
                                                       ------------------          -----------------

               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                    $       12,116,619          $      12,211,551
                                                       ==================          =================


See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993



                                                               1994                   1993
                                                        -----------------     -----------------


NET SALES:
     (A substantial portion of which is
     attributable to four customers (Note B)
     and a substantial portion which will be
     discontinued) (Note G-6)                           $       6,608,057     $       6,566,346
                                                        -----------------     -----------------

COSTS, EXPENSES, AND OTHER ITEMS:
     Costs of Sales                                     $       4,046,322     $       4,065,356
     Selling and Administrative Expenses                        2,691,835             2,990,427
     Airline Port Fees (Income)                                  (184,239)             (205,399)
     Interest (Income)                                             (4,015)               (5,308)
     Interest Expense                                             188,780               181,279
     (Earnings) of Joint Ventures                                  (2,229)                  -
     Loss On Disposition of Assets                                    -                     -
     Other (Income)                                               (19,302)              (11,452)
                                                        -----------------     -----------------
          Total Costs, Expenses and Other Items         $       6,717,152     $       7,014,903
                                                        -----------------     -----------------
          Income (Loss) Before Provision for
          Income Taxes                                  $        (109,095)    $        (448,557)
                                                        -----------------     -----------------

PROVISION (CREDIT) FOR INCOME TAXES:
     Federal                                            $         (14,000)    $        (134,000)
     State                                                         (2,000)              (23,000)
                                                        -----------------     -----------------
          Total Provision (Credit) for
            Income Taxes                                $         (16,000)    $        (157,000)
                                                        -----------------     -----------------

          Net Income (Loss)                             $         (93,095)    $        (291,557)


RETAINED EARNINGS, BEGINNING OF PERIOD:                         1,561,760             2,061,962
                                                        -----------------     -----------------

RETAINED EARNINGS, END OF PERIOD:                       $       1,468,665     $       1,770,405
                                                        =================     =================

NET INCOME (LOSS) PER COMMON SHARE:                     $            (.17)    $            (.51)
                                                        =================     =================

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:                       562,764               574,364
                                                        =================     =================


See accompanying Notes to Consolidated Financial Statements.





                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993


                                                                    1994                  1993
                                                             ------------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (Loss)                                       $          (93,095)    $      (291,557)
     Adjustments to Reconcile Net Income to
          Net Cash Provided by Operating Activities:
          Depreciation and Amortization                                 365,341             388,078
          Provision for Losses on Accounts
           Receivable                                                    50,000              25,000
          Equity In (Earnings) Loss of
           Joint Ventures                                                (2,229)                  -
          Loss on Sale of Assets                                              -                   -
     Change in Assets and Liabilities:
          (Increase)Decrease in Accounts Receivable                    (301,252)           (474,412)
          (Increase)Decrease in Inventories                             (52,481)            (33,848)
          (Increase)Decrease in Prepaid Expenses
           and Other                                                    (25,284)           (154,075)
          (Increase)Decrease in Deposits and
           Miscellaneous                                                  9,375              (9,640)
          Increase(Decrease) in Accounts Payable                       (278,317)             67,180
          Increase(Decrease) in Income Taxes Payable                    (16,000)           (144,733)
          Increase(Decrease) in Accrued Expenses                         (3,674)             (9,223)
                                                             ------------------     ---------------
             Net Cash Provided By (Used in)
               Operating Activities:                         $         (347,616)    $      (637,230)
                                                             ------------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from Sales of Property and
      Equipment                                              $                -     $           -0-
     Payments Received on Notes from Sale of
          Property and Equipment                                              -              63,768
     Payments Received - Investments                                          -                 339
     Additions to Investments                                                 -                   -
     Purchase of Property and Equipment                                 (86,225)            (57,860)
                                                             ------------------     ---------------
            Net Cash Provided (Used In)
            Investing Activities:                            $          (86,225)    $         6,247
                                                             ------------------     ---------------


See accompanying Notes to Consolidated Financial Statements.





                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                                   (Continued)

                                                              1994                  1993
                                                        ---------------       ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Line-of-Credit and
          Long-Term Borrowings                          $       159,182       $             -
     Increase in Restricted Cash                                      -               (16,739)
     Principal Payments Under Line-of Credit
             and Long-Term Borrowings                           (66,248)              159,610
     Payments to Acquire Treasury Stock                          (1,646)              (27,526)
     Additions to Intangible Assets                                   -                     -
     Additions to Other Receivables                             (67,770)              (13,282)
                                                        ---------------       ---------------
          Net Cash Provided by Financing
            Activities                                  $        23,518       $       102,063
                                                        ---------------       ---------------
          Net Increase (Decrease) in Cash and Cash
            Equivalents                                 $      (410,323)      $      (528,920)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
     OF THE PERIOD                                              464,953               745,004
                                                        ---------------       ---------------

Cash and Cash Equivalents at the End
of the Period                                           $        54,630       $       216,084
                                                        ===============       ===============

ADDITIONAL CASH FLOW INFORMATION:
     Cash Paid During the Year for:
          Interest (Non-Capitalized)                    $       188,780       $       184,001
                                                        ===============       ===============
          Income Taxes                                  $             -       $           -0-
                                                        ===============       ===============

     Non-Cash Investing and Financing Activities:
          Purchase of Assets
            (Net of Cash Paid) for Notes                $             -       $        49,687
                                                        ===============       ===============


See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


1.   CONSOLIDATION -

    The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned and all of which are engaged in the food and beverage service and/or the gift shop businesses. Significant intercompany accounts and transactions have been eliminated in consolidation.

2.   INVENTORIES -

    Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis and market based upon the lower of replacement cost or realizable value. Inventories consisted of the following:

                                            1994            1993
                                          --------        --------

    Finished Goods                        $ 63,992        $ 61,056
    Raw Materials                          399,354         428,611
                                          --------        --------

     Total                                $463,346        $489,667
                                          ========        ========


3.   PROPERTY, PLANT, AND EQUIPMENT -

    Property, plant, and equipment are carried at cost. The Company calculates depreciation on the straight-line and accelerated methods at annual rates based upon the estimated service lives of the property which generally are as follows:

     Buildings and Improvements                         7 to 35 years
     Equipment and Furniture                            5 to  7 years
     Aviation and Automotive                            3 to  7 years
     Leasehold Improvements and
       Other                                            5 to 7 years

    Assets with an original cost of approximately $3,000,000 have been fully depreciated at September 30, 1994.

4.   INTANGIBLES -

    The Company amortizes mortgage costs over the life of the mortgage using the straight line method.

Jerry's, Inc. And Subsidiaries                                December 31, 1994
Notes to Consolidated Financial Statements (Continued)


5.   INCOME TAXES -

    Effective January 1994, the Company adopted SFAS No. 109, "Accounting for Income Taxes." It requires an asset and liability approach for financial accounting and reporting for deferred income taxes.

    Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such a valuation allowance would be included in the provision for deferred income taxes in the period of change.

6.   INCOME PER SHARE -

    Income per share is computed based upon the weighted average number of common shares outstanding during each year.

7.   CASH -

    The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

8.   CONCENTRATIONS OF CREDIT RISK.

    The Company is subject to credit risk arising from the concentration of its temporary cash investments and trade receivables. Most of the Company's temporary cash investments are concentrated with a single financial institution. This institution, however, has a high credit rating. The Company's trade receivables are concentrated with a small number of airlines. In particular, the Company primarily sells its products to about 60 airlines or aviation related companies in the States of Florida, Georgia and Alabama. As of September 30, 1994, approximately 67% of the recorded trade receivables were concentrated with 9 airlines. Receivables arising from these sales are not collateralized and, as a result, management continually monitors the financial condition of these companies.

Jerry's, Inc. And Subsidiaries                               December 31, 1994
Notes to Consolidated Financial Statements (Continued)


NOTE B - SALES

    The Company derives a substantial portion of its revenues from catering flights of four airlines, as follows:

                                          PERCENT OF TOTAL SALES
                                          ----------------------
THREE MONTHS ENDED DECEMBER 31,   AIR CANADA     CONTINENTAL     U.S. AIR  KIWI
-------------------------------   ----------     -----------     --------  ----
              1994                    7%            4%            21%     7%
              1993                    7%            6%            23%     7%


    A substantial portion of the Company's revenues will be terminated during fiscal 1995 (Note G-6).


NOTE C - RIGHT OF FIRST REFUSAL

     On May 1, 1990, the Company entered into a right of first refusal agreement with a competing airline caterer. Under the agreement, the Company granted the purchaser a 10-year right of first refusal with respect to the sale of any airline catering business owned by the Company. The purchaser agreed to pay the Company $385,000 in 24 quarterly installments commencing on May 31, 1994. The income will be recorded pro rata over the 10 year term of the agreement.

NOTE D - NOTES PAYABLE - BANKS AND OTHERS

                                                     DECEMBER 31,              DECEMBER 31,
              DESCRIPTION                               1994                      1993
              -----------                           -------------              -------------

Notes payable to financial institution,
of up to $3,000,000 bearing interest at
3 1/4% plus prime and collateralized by
receivables, inventory, equipment,
leasehold rights and real estate, and
the personal guaranty of the Company's
president.                                       $      1,831,448         $      1,796,651

Insurance premium financing plan                           28,466                   39,967
                                                 ----------------         ----------------

              TOTAL                              $      1,859,914         $      1,836,618
                                                 ================         ================


Jerry's, Inc. And Subsidiaries                                December 31, 1994
Notes to Consolidated Financial Statements (Continued)


NOTE E - LONG TERM DEBT

              The principal balances outstanding and details of long-term debt are summarized as follows:

                                                              DECEMBER 31,             DECEMBER 31,
              DESCRIPTION                                         1994                     1993
              -----------                                  ----------------         ----------------
Chattel mortgage notes on equipment,
aircraft, automotive equipment, payable
in monthly installments of approximately
$30,000 (including interest), with varying
maturities through 2002.                                   $      2,218,989         $      2,033,711

5-7/8% to 12 1/2% notes payable, collateralized by
land and buildings, payable in monthly
installments of approximately $13,000
(including interest), with varying
maturities through 2018.                                          1,021,363                1,061,615

8 3/4% (1 1/2% above prime) note payable to bank,
collateralized by equipment, leasehold and
real estate at the Company's facilities in
Melbourne, Florida, along with the personal
guaranty of the Company's president, payable
in monthly installments of $1,667 plus
interest with a final payment of $159,451
due January 28, 1995.                                               161,118                  181,118

9 1/4% (3 1/4% above prime) note payable to
financial institution, collateralized by
equipment, leaseholds and real estate,
payable in monthly installments of
$12,500 plus interest with a final
payment due November 7, 1995 of $250,000.                            87,500                   237,500

Non-interest bearing note, due in 36 monthly
installments of $5,278 commencing November 1,
1991 with an additional payment of $20,000
due February 1, 1992. The original face
amount of the note is $178,403 (net of
discount based on imputed interest rate of
11 1/4%). This note is guaranteed by the
Company's officers.                                                      --                    54,734


Jerry's, Inc. And Subsidiaries                                December 31, 1994
Notes to Consolidated Financial Statements (Continued)


                                                              DECEMBER 31,             DECEMBER 31,
              DESCRIPTION                                         1994                     1993
              -----------                                  ---------------          ----------------
10% note due 1996 to former owner of acquired
company, collateralized by the capital stock
and assets of Meiner's Catering Service, Inc.,
payable in quarterly installments of $19,918,
including interest, for 10 years.                                   128,005                   204,315

18% note payable collateralized by equipment,
improvements and interests at the Company's
Pensacola, Florida facilities along with the
personal guaranty of the Company's President,
payable in monthly installments of $15,763
(including interest) through 1999                                   528,911                   614,314

18% note payable secured by the personal
guaranty of the Company's president, payable
in monthly installments of $8,407 (including
interest) through 2000.                                             556,834                   390,153

9% (prime plus 3 points) note payable
to bank collateralized by improvements and
interests at the Company's Daytona Beach,
Florida facilities and the personal
guaranty of the Company's president,
payable in monthly installments of $14,531
(including interest) through 1997.                                  456,633                   583,427
                                                           ----------------         -----------------

              TOTAL                                        $      5,159,353         $       5,360,887

              Less payments due within one year                     993,008                   937,801
                                                           ----------------         -----------------

              Long-Term Debt, less current portion         $      4,166,345         $       4,423,086
                                                           ================         =================


NOTE F - LEASE COMMITMENTS

     The Company and its subsidiaries, under non-capitalized leases, lease certain facilities and equipment used primarily for catering kitchens, dining rooms, coffee shops, cocktail lounges, gift shops, warehouses, and a promotional facility. These leases expired at various dates through the year 2003.

     Rental expense included in continuing operations is as follows:

                                           1994                     1993
                                        ---------                 ---------

     Rent                                $758,509                  $759,899

     Contingent rentals are generally calculated as a percentage of gross sales and vary from three percent (3%) to forty percent (40%).

Jerry's, Inc. And Subsidiaries                                December 31, 1994
Notes to Consolidated Financial Statements (Continued)


     Most leases contain renewal options for five to ten year periods at negotiated rates approved by both parties.

     The Company's leases required the Company to spend approximately $1,700,000 for improvements and equipment at one location. The Company has expended $1,580,000 to fulfill this obligation.

     The approximate minimum rental commitments for the years subsequent to September 30, 1994 are as follows:

                                            FINANCING                OTHER
                        TOTAL                  LEASES               LEASES
                    -----------             -----------          -----------

1995                $ 1,871,045             $    --              $ 1,871,045
1996                  1,693,437                  --                1,693,437
1997                  1,237,174                  --                1,237,174
1998                  1,033,552                  --                1,033,552
1999                    529,715                  --                  529,715
2000-2003               637,077                  --                  637,077
                    -----------             -----------          -----------

TOTAL               $ 7,002,000             $    --              $ 7,002,000
                    ===========             ===========          ===========



NOTE G - COMMITMENTS, CONTINGENCIES, OTHER MATTERS AND SUBSEQUENT EVENTS.

     1. Effective July 1, 1988, the Company entered into an incentive compensation agreement with a key employee under which the Company agreed to purchase a life insurance policy for the employee. The employee will forfeit the policy if his employment terminates prior to July 1, 1996. The annual premium is $20,000 for the first 9 years and decreases to $9,723 in 1996. No premiums are payable after 1996.

     2. Effective January 1, 1989, the Company entered into a consulting agreement with a partnership under the control of a retired director of the Company in recognition of his services to the Company. The agreement provides for monthly payments of $1,800 for a 10-year period.

     3. The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company's financial position.

     4. The Company is self-insured for a portion of its workers compensation insurance in the state of Florida. The Company's maximum self-insured exposure at September 30, 1994 for all open years is approximately $310,000. The Company's carrier has estimated the claim exposure at September 30, 1994 for all open years to be only $60,000 which has been accrued for.

Jerry's, Inc. And Subsidiaries                                December 31, 1994
Notes to Consolidated Financial Statements (Continued)


     5. During November 1994, the Company agreed to repurchase 11,000 shares of its stock held by a key employee at any time in the next two years at the current market price upon the request of the key employee.

     6. During February 1995, the Company sold its airline catering operations at Miami, Florida and Orlando, Florida to Alpha Flight Services Florida, Inc. At the closing, the Company received $4,000,000 in cash, and $1,000,000 was deposited in escrow for a period of 90 days. The Company received this amount in the summer of 1995. In addition, the buyer assumed and paid $1,000,000 of the Company's liabilities. The approximate gain was $5,000,000 before taxes. The Company is also entitled to receive up to $3,000,000 if the buyer's gross revenues at the Miami and Orlando facilities exceed certain annual base sales amounts over the next 3 years. This contingent consideration is subject to a limitation of $1,000,000 per year. The approximate sales that were discontinued at the Company's Miami and Orlando facilities effective February 1995 amounted to:

                               SALES DISCONTINUED          % TO TOTAL SALES
                               ------------------          ----------------

Year Ended 9/30/94                $9,400,000                  32%
Year Ended 9/30/93                 8,000,000                  28%
Three Months Ended 12/31/94        2,156,900                  33%
Three Months Ended 12/31/93        2,033,000                  31%

     7. During February 1995, the Company's bank debt collateralized by equipment, leasehold and real estate at the Company's facilities in Melbourne, Florida was extended providing for monthly principal payments of $1,667 plus interest at 1.5% plus prime with a final payment of $62,700 due January 28, 2000.

     8. During April 1995, the Company disposed of certain property in West Palm Beach, Florida for $160,000 resulting in an approximate gain of $8,000 before taxes.

     9. During April 1995, the Company entered into a 5 year concession agreement with St. Lucie County, Florida to operate food, beverage, merchandise, and other concessions at 5 recreational facilities of the County.

     10. During April 1995, the Company entered into a 10 year concession agreement with the County of Pinellas. The agreement requires initial capital improvements of $400,000 plus $100,000 for removable furnishing and equipment.

     11. The Company's purchases of improvements, equipment and vehicles amounted to approximately $174,000 during the subsequent period.

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - FIRST QUARTER OF 1995 FISCAL YEAR COMPARED TO FIRST QUARTER OF 1994 FISCAL YEAR


NET SALES

     The Company's net sales for the three months ended December 31, 1994 were $6,608,000 compared with $6,566,000 for the same period of the prior year. The sales for airline catering increased during these periods due to increased business from international carriers. Sales from restaurants, lounges, gift shops and private catering also increased due to higher passenger volumes at airports served by the Company.


COST OF SALES

     Cost of sales in the first three months of the 1995 fiscal year were $4,046,000 compared with $4,065,000 in 1994. The Company's gross margin increased during this period from 38.1% in the first three months of 1994 fiscal year to 38.8% in 1995. This increase is due to the increased sales to international airlines and a higher percentage of restaurant and lounge sales.


SELLING AND ADMINISTRATIVE EXPENSES

     The Company's selling and administrative expenses decreased from $2,990,000 in the first three months of 1994 fiscal year to $2,692,000 in 1995, primarily due to lower promotional costs.


AIRLINE PORT FEES

     The Company charges each of its airline catering customers a port fee equal to the amount of percentage rent the Company pays to each airport authority. The amount of this income was $205,000 in the first three months of 1994 fiscal year, compared with $184,000 in the first three months of 1995. It is directly offset by rental expense paid by the Company. The decline reflects lower airline catering sales at airports which charge a port fee.


NET INCOME

     Due to the factors described above, the Company's net loss for the first three months of the 1995 fiscal year was $93,000, compared with a loss of $292,000 for the prior year's period.

FINANCIAL CONDITION AT DECEMBER 31, 1994

     On December 31, 1994, the Company's current assets and current liabilities were $3,861,000 and $6,208,000, respectively, compared with $3,604,000 and $5,833,000 on December 31, 1994. The Company's current ratio (current assets divided by current liabilities) remained constant at .62 on both December 31, 1994 and September 30, 1994.

     The Company's financial condition declined during the first three months of the 1995 fiscal year. The principal reason for this decline was the Company's net loss for the period. The Company's investing activities used only $86,000 in cash during the first three months of 1995 fiscal year, which reflects the Company's low level of capital expenditures. Finally, the Company's financing activities provided approximately $23,000 in cash flow during the first three months of 1995 fiscal year. This amount represents the borrowings under the Company's line of credit based on a higher level of receivables. The Company's liquidity generally declines during the first quarter of the fiscal year due to the substantial increase in passengers to Florida during this period (which results in higher accounts receivable).


SALE TO ALPHA

     The Company sold its Miami and Orlando airline catering operations to Alpha Flight Services Florida, Inc. in February 1995. See Note G-6 to the Consolidated Financial Statements.

                                     PART II

                                OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed for the three months ended December 31, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JERRY'S, INC.



Date:  July 7, 1997                   /S/ GERALD J. PENDERGAST, JR.
                                      -----------------------------
                                      Gerard J. Pendergast, Jr.,
                                      President and Chief Executive Officer



Date:  July 7, 1997                   /S/ KAREN P. RHODES
                                      -------------------
                                      Karen P. Rhodes,
                                      Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------

 27                       Financial Data Schedule