Form 10-Q
period 1995-03-31
JERRYS INC
filed 1997-07-21
CIK 53453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________

                                    Form 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934


                For the quarterly period ended March 31, 1995, or


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

                        Telephone Number: (407) 689-9611

                          Common Stock, $.04 Par Value

                 Outstanding Shares at March 31, 1995 - 562,429


                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing requirements for the past ninety (90) days.


                                YES _______           NO   X

Total Number of pages in                           Exhibit
this report:  21                                   Index:  Not Applicable

                                TABLE OF CONTENTS


                         JERRY'S, INC. AND SUBSIDIARIES



                                     PART I.

                              FINANCIAL INFORMATION




ITEM 1.           FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS...........................                                 3

                           CONSOLIDATED STATEMENTS OF INCOME AND
                           RETAINED EARNINGS.....................................                                 7

                           CONSOLIDATED STATEMENT OF CASH FLOWS..................                                 9

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............                                11


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS...................                                18



                                    PART II.

                                OTHER INFORMATION



ITEMS 1 THROUGH 6 .....................................................                                          20

                          PART I. FINANCIAL INFORMATION



                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             MARCH 31, 1995 AND 1994


     ASSETS                                                             1995                      1994
                                                                     -----------------     ----------------

CURRENT ASSETS:
     Cash                                                            $       2,286,123     $        700,924
     Customers Accounts Receivable
         Less - Allowance for Doubtful Accounts:
         $382,000 in 1995 and $242,000 in 1994                               1,776,550            2,534,744
     Inventories (Note A-2)                                                    352,648              477,769
     Deferred Tax Assets - Current Portion                                     295,530              103,647
     Prepaid Expenses and Other Current Assets                               1,797,375              361,540
                                                                     -----------------     ----------------
         Total Current Assets                                        $       6,508,226     $      4,178,624
                                                                     -----------------     ----------------

INVESTMENTS:
     Land Held for Investment                                        $          87,000     $         87,000
     Other Investments                                                         496,403              502,170
                                                                     -----------------     ----------------
         Total Investments                                           $         584,403     $        589,170
                                                                     -----------------     ----------------


PROPERTY, PLANT AND EQUIPMENT:
     Cost                                                            $      14,147,536     $     15,102,768
     Less:  Accumulated Depreciation                                         8,938,434            8,353,661
                                                                     -----------------     ----------------
          Net Book Value                                             $       5,209,102     $      6,749,107
                                                                     -----------------     ----------------

OTHER ASSETS:
     Cash (Restricted)                                               $         467,565     $        466,574
     Leasehold Rights and Other Intangible
         Assets (Note A-4)                                                      10,894               11,587
     Cash Surrender Value of Insurance                                          35,861               22,333
     Deposits and Miscellaneous                                                368,652              322,182
     Employee Loans Receivable (Net of
         $10,000 Allowance in 1995 and 1994)                                    52,544               87,109
     Other Receivables - Non-Current Portion
         (Net of $18,000 Allowance in 1995
           and $20,000 in 1994)                                                100,656              217,934
     Deferred Income Taxes                                                     406,524              382,747
                                                                     -----------------     ----------------

     Total Other Assets                                              $       1,442,696     $      1,510,466
                                                                     -----------------     ----------------

         TOTAL ASSETS:                                               $      13,744,427     $     13,027,367
                                                                     =================     ================

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             MARCH 31, 1995 AND 1994
                                   (Continued)




     LIABILITIES AND STOCKHOLDERS' EQUITY                                     1995             1994
                                                                     -----------------     ---------------

CURRENT LIABILITIES:
     Notes Payable to Bank and
       Others (Note D)                                               $       1,336,229     $      1,927,815
     Current Portion of Long-Term Debt (Note E)                                589,402            1,184,995
     Accounts Payable                                                        1,447,231            2,108,979
     Accrued Expenses                                                        1,314,381               26,756
     Income Tax Payable                                                        957,697              987,985
                                                                     -----------------     ----------------
        Total Current Liabilities                                    $       5,644,940     $      6,236,530

LONG-TERM LIABILITIES:
     Long-Term Debt, Less Current
       Portion (Note E)                                                      3,171,118            4,498,077
                                                                     -----------------     ----------------
         TOTAL LIABILITIES                                           $       8,816,058     $     10,734,607
                                                                     -----------------     ----------------

STOCKHOLDERS' EQUITY:
     Capital Stock -
         Common Stock of $.04 par value -
         Authorized 4,000,000 shares;
         622,377 Shares Issued
         in 1995 and 1994                                            $          24,895     $         24,895
     Capital in Excess of Par Value                                            116,178              116,178
     Retained Earnings                                                       4,954,353            2,304,307
                                                                     -----------------     ----------------
         Subtotal:                                                   $       5,095,426     $      2,445,380
         Less:  Shares Reacquired and Held
                in Treasury (59,948 shares
                in 1995 and 54,206 shares
                in 1994 at Cost)                                               167,057              152,620
                                                                     -----------------     ----------------

         TOTAL STOCKHOLDERS' EQUITY:                                 $       4,928,369     $      2,292,760
                                                                     -----------------     ----------------


Commitments, Contingencies and Subsequent
Events (Note G)                                                                   -                    -

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY:                                       $      13,744,427     $     13,027,367
                                                                     =================     ================

See accompanying Notes to Consolidated Financial Statements

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1994 AND 1993



     ASSETS:                                                                     1994                 1993
                                                                          -----------------     -----------------

CURRENT ASSETS:
  Cash and Cash Items (Note E)                                            $         464,953     $         745,004
  Customer Accounts Receivable
    Less Allowance for Doubtful Accounts:
   $276,000 in 1994 and $192,000 in 1993                                          2,240,553             1,914,628
  Inventories (Note A-2)                                                            410,865               455,819
  Deferred Income Taxes                                                             295,530                82,209
  Prepaid Expenses and Other Current
    Assets (Note G)
  (Net of $5,000 Allowance In 1994)                                                 457,158               247,981
                                                                          -----------------     -----------------

            Total Current Assets                                          $       3,869,059     $       3,445,641
                                                                          -----------------     -----------------

INVESTMENTS:
  Land Held for Investment                                                $          87,000     $          87,000
  Other Investments                                                                 495,174               503,038
                                                                          -----------------     -----------------
            Total Investments                                             $         582,174     $         590,038
                                                                          -----------------     -----------------

PROPERTY, PLANT AND EQUIPMENT:
  Cost                                                                    $      15,426,570     $      15,188,904
  Less:  Accumulated Depreciation                                                 9,118,785             8,198,353
                                                                          -----------------     -----------------
            Net Book Value                                                $       6,307,785     $       6,990,551
                                                                          -----------------     -----------------


OTHER ASSETS:
  Cash (Restricted)                                                       $         467,565     $         390,955
  Leasehold Rights and Other Intangible Assets
    Less Accumulated Amortization of $6,312 in
    1994 and $4,188 in 1993                                                          15,265                11,784
  Cash Surrender Value of Insurance                                                  35,861                73,933
  Deposits and Miscellaneous                                                        278,201               321,177
  Employee Loans Receivable (Net of $10,000
    Allowance In 1994 and 1993)                                                      33,858                41,436
  Other Receivables - Non-Current Portion
    (Net of $13,000 Allowance in 1994 and
    $20,000 In 1993)                                                                120,327               288,462
  Deferred Income Taxes - Non-Current
    Portion                                                                         406,524                57,574
                                                                          -----------------     -----------------

            Total Other Assets                                            $       1,357,601     $       1,185,321
                                                                          -----------------     -----------------

               TOTAL ASSETS                                               $      12,116,619     $      12,211,551
                                                                          =================     =================

See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1994 AND 1993
                                   (Continued)



     LIABILITIES AND STOCKHOLDERS' EQUITY                                     1994                     1993
                                                                          -----------------     -----------------

CURRENT LIABILITIES:
  Notes Payable to Bank and Others                                        $       1,723,040     $       1,431,952
  Current Portion of Long-Term Debt                                                 899,752               970,793
  Accounts Payable                                                                2,602,980             2,189,188
  Income Taxes Payable                                                              109,381               144,733
  Accrued Expenses                                                                  940,503               811,481
                                                                          -----------------     -----------------
            Total Current Liabilities                                     $       6,275,656     $       5,548,147


LONG-TERM LIABILITIES:
  Long-Term Debt, Less Current Portion                                            4,303,541             4,585,463
                                                                          -----------------     -----------------
             TOTAL LIABILITIES                                            $      10,579,197     $      10,133,610
                                                                          -----------------     -----------------


STOCKHOLDERS' EQUITY:
  Capital Stock -
    Common Stock of $.04 par value - Authorized
    4,000,000 Shares; 622,377 Shares Issued in
      1994 and 1993                                                       $          24,895     $          24,895
  Capital In Excess of Par Value                                                    116,178               116,178
  Retained Earnings                                                               1,561,760             2,061,962
                                                                          -----------------     -----------------
            Subtotal                                                      $       1,702,833     $       2,203,035
    Less:  Shares Reacquired and Held in
           Treasury (59,381 Shares in 1994
           and 40,533 Shares in 1993 at Cost)                                       165,411               125,094
                                                                          -----------------     -----------------
                TOTAL STOCKHOLDERS' EQUITY                                $       1,537,422     $       2,077,941
                                                                          -----------------     -----------------





Commitments, Contingencies, and Subsequent
  Events                                                                             ---                   ---
                                                                          -----------------     -----------------

               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                       $      12,116,619     $      12,211,551
                                                                          =================     =================

See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994


                                                                                1995                    1994
                                                                          -----------------      -------------------

NET SALES:
     (A substantial portion of which is
     attributable to four customers (Note B)
     and a substantial portion of which has
     been discontinued) (Note G-6)                                        $      12,913,231      $        14,695,947
                                                                          -----------------      -------------------

COSTS, EXPENSES, AND OTHER ITEMS:
     Costs of Sales                                                       $       7,723,459      $         8,675,179
     Selling and Administrative Expenses                                          5,610,402                6,268,704
     Airline Port Fees (Income)                                                    (379,691)                (461,693)
     Interest (Income)                                                               (7,166)                  (9,129)
     Interest Expense                                                               368,281                  364,931
     (Gain) Loss on Disposition of Assets                                        (5,448,270)                  (4,962)
     Equity in (Earnings) of Joint Ventures                                          (2,229)                  (7,711)
     Other (Income)                                                                 (36,148)                 (27,706)
                                                                          -----------------      -------------------
          Total Costs, Expenses and Other Items                           $       7,828,638      $        14,797,613
          Income (Loss) Before Provision
            for Income Taxes                                              $       5,084,593      $          (101,666)
                                                                          -----------------      -------------------

PROVISION (CREDIT) FOR INCOME TAXES:
     Federal                                                              $       1,405,000      $             2,200
     State                                                                          287,000                      400
                                                                          -----------------      -------------------
          Total Provision for Income Taxes                                $       1,692,000      $             2,600

     Earnings (Loss) Before Cumulative Effect
       of Change in Accounting Principle                                  $       3,392,593      $          (104,266)
     Cumulative Effect of Change in
       Accounting Principle (Note H)                                                   -                     346,611
                                                                          -----------------      -------------------
          Net Income                                                      $       3,392,593      $           242,345

RETAINED EARNINGS, BEGINNING OF PERIOD:                                           1,561,760                2,061,962
                                                                          -----------------      -------------------

RETAINED EARNINGS, END OF PERIOD:                                         $       4,954,353      $         2,304,307
                                                                          =================      ===================

     Earnings (Loss) Per Common Share Before
       Cumulative Effect of Change in
       Accounting Principle                                               $            6.03      $              (.18)
     Cumulative Effect of Change in Accounting
       Principle                                                                       -                         .60
                                                                          -----------------      -------------------

     Net Income Per Common Share:                                         $            6.03      $               .42
                                                                          =================      ===================

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:                               $         562,598      $           571,257
                                                                          =================      ===================

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994



                                                                                 1995                   1994
                                                                          ----------------       ----------------

NET SALES:
     A substantial portion of which is
     attributable to four customers (Note B)
     and a substantial portion of which has
     been discontinued (Note G-6)                                         $      6,305,174       $      8,129,601
                                                                          ----------------       ----------------

COSTS, EXPENSES, AND OTHER ITEMS:
     Costs of Sales                                                       $      3,677,137       $      4,609,823
     Selling and Administrative Expenses                                         2,918,567              3,278,277
     Airline Port Fees (Income)                                                   (195,452)              (256,294)
     Interest (Income)                                                              (3,151)                (3,821)
     Interest Expense                                                              179,501                183,652
     (Gain) or Loss on Disposition of Assets                                    (5,448,270)                (4,962)
     (Earnings) of Joint Ventures                                                     -                    (7,711)
     Other (Income)                                                                (16,846)               (16,254)
                                                                          ----------------       ----------------
          Total Costs, Expenses and Other Items                           $      1,111,486       $      7,782,710
                                                                          ----------------       ----------------
          Income (Loss) Before Provision for
            Income Taxes                                                  $      5,193,688       $        346,891
                                                                          ----------------       ----------------

PROVISION (CREDIT) FOR INCOME TAXES:
     Federal                                                              $      1,419,000       $        136,200
     State                                                                         289,000                 23,400
                                                                          ----------------       ----------------
          Total Provision Income Taxes                                    $      1,708,000       $        159,600
                                                                          ----------------       ----------------

          Net Income                                                      $      3,485,688       $        187,291

RETAINED EARNINGS, BEGINNING OF PERIOD:                                   $      1,468,665       $      2,117,016
                                                                          ----------------       ----------------

RETAINED EARNINGS, END OF PERIOD:                                         $      4,954,353       $      2,304,307
                                                                          ================       ================

NET INCOME PER COMMON SHARE:                                              $           6.20       $            .33
                                                                          ================       ================

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:                                        562,429                568,081
                                                                          ================       ================

                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994





                                                                                    1995                    1994
                                                                             -----------------       -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                               $       3,392,593       $          242,345
    Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating Activities:
        Depreciation and Amortization                                                  748,409                  845,877
        Provision for Losses on Accounts Receivable                                    100,000                   49,900
        Equity In (Earnings) Loss of
          Joint Ventures                                                                (2,229)                  (7,711)
        Loss (Gain) on Sale of Assets                                               (5,448,270)                  (4,962)
        Cumulative Effect of Change in
          Accounting Principle                                                              --                 (346,611)

    Change in Assets and Liabilities:
        (Increase) Decrease in Accounts Receivable                                     369,003                 (670,016)
        (Increase) Decrease in Inventories                                              58,217                  (21,950)
        (Increase) Decrease in Prepaid Expenses
         and Other                                                                    (363,040)                (113,559)
        (Increase) Decrease in Deposits and
         Miscellaneous                                                                 (94,466)                  32,181
        (Increase) Decrease in Accounts Payable                                     (1,155,749)                 (80,209)
        Increase (Decrease) in Income Tax Payable                                    1,205,000                 (117,977)
        Increase (Decrease) Accrued Expenses                                            17,194                  176,504
                                                                             -----------------       ------------------
           Net Cash Provided By (Used By)
             Operating Activities:                                           $      (1,173,338)      $          (16,118)
                                                                             -----------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Property Sales
        and Equipment                                                        $       5,000,000       $           13,032
    Payments Received on Notes from Sale of
        Property and Equipment                                                            -                      63,768
    Payments Received - Investments                                                       -                       8,579
    Additions to Investments                                                              -                        -
    Purchase of Property and Equipment                                                (174,262)                (200,637)
                                                                             -----------------       ------------------

    Net Cash Provided by (Used In)
      Investing Activities:                                                  $       4,825,738       $         (115,258)
                                                                             -----------------       ------------------


See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (Continued)


                                                                                    1995                    1994
                                                                             -----------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Line-of-Credit and
           Long-Term Borrowings                                              $         159,182       $          220,863
    Increase in Restricted Cash                                                           -                     (75,619)
    Principal Payments Under Line-of Credit
           and Long-Term Borrowings                                                 (1,988,766)                 (23,887)
    Additions to Other Receivables                                                        -                      (5,740)
    Additions to Intangible Assets                                                        -                        (725)
    Payments to Acquire Treasury Stock                                                  (1,646)                 (27,526)
                                                                             -----------------       ------------------
        Net Cash provided by (Used in)
          Financing Activities                                               $      (1,831,230)      $           87,366
                                                                             -----------------       ------------------
        Net Increase in Cash and Cash
          Equivalents                                                        $       1,821,170       $          (44,080)


CASH AND CASH EQUIVALENTS AT THE BEGINNING
    OF THE PERIOD                                                            $         464,953       $          745,004
                                                                             -----------------       ------------------

CASH AND CASH EQUIVALENTS AT THE END OF
    THE PERIOD                                                               $       2,286,123       $          700,004
                                                                             =================       ==================

ADDITIONAL CASH FLOW INFORMATION:
    Cash Paid During the Year for:
        Interest (Non-Capitalized)                                           $         368,281       $          367,800
                                                                             =================       ==================
        Income Taxes                                                         $         487,000       $          120,577
                                                                             =================       ==================

    Non-Cash Investing and Financing Activities:
        Purchase of Assets (Net of Cash Paid)
        for Notes                                                            $            -          $        1,438,203
                                                                             =================       ==================

    Sales of Assets
      (Net of Cash Paid) for Notes                                           $      1,000,000        $             -
                                                                             =================       ==================

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED MARCH 31 1995 AND 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


1.   CONSOLIDATION -

    The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned and all of which are engaged in the food and beverage service and/or the gift shop business. Significant intercompany accounts and transactions have been eliminated in consolidation.

2.   INVENTORIES -

    Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis and market based upon the lower of replacement cost or realizable value. Inventories consisted of the following:

                         1995             1994
                      ----------        ----------

    Finished Goods    $   69,815        $   68,943
    Raw Materials        282,833           408,826
                      ----------        ----------

     Total            $  352,648        $  477,769
                      ==========        ==========


3.   PROPERTY, PLANT, AND EQUIPMENT -

    Property, plant, and equipment are carried at cost. The Company utilizes the straight-line and accelerated methods to calculate depreciation. Such calculations are made at annual rates based upon the estimated service lives of the Company's properties which generally are as follows:

     Buildings and Improvements                                    7 to 35 years
     Equipment and Furniture                                       5 to 10 years
     Aviation and Automotive                                       3 to  7 years
     Leasehold Improvements and Other                              5 to 15 years

     Assets with an original cost of approximately $3,000,000 have been fully depreciated at September 30, 1994.

4.   INTANGIBLES -

     The Company amortizes mortgage costs over the life of the mortgage using the straight line method.

Jerry's, Inc. And Subsidiaries                                   March 31, 1995
Notes to Consolidated Financial Statements (Continued)


5.       INCOME TAXES -

     Effective January 1, 1994, the Company adopts SFAS No. 109, "Accounting for Income Taxes." It requires an asset and liability approach for financial accounting and reporting for deferred income taxes.

     Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely that not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such a valuation allowance would be included in the provision for deferred income taxes in the period of change.

6.       INCOME PER SHARE -

     Income per share is computed based upon the weighted average number of common shares outstanding during each year.

7.       CASH -

     The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

8.       CONCENTRATIONS OF CREDIT RISK -

     The Company is subject to credit risk arising from the concentration of its temporary cash investments and trade receivables. Most of the Company's temporary cash investments are concentrated with a single financial institution. this institution, however, has a high credit rating. The Company's trade receivables are concentrated with a small number of airlines. In particular, the Company primarily sells its products to about 60 airlines or aviation related companies in the States of Florida, Georgia and Alabama. As of September 30, 1994 approximately 67% of the recorded trade receivables were concentrated with 9 airlines. Receivables arising from these sales are not collateralized and, as a result, management continually monitors the financial condition of these companies.

Jerry's, Inc. And Subsidiaries                                  March 31, 1995
Notes to Consolidated Financial Statements (Continued)


NOTE B - SALES

     The Company derives a substantial portion of its revenues from catering flights of four airlines, as follows:


                                                          PERCENT OF TOTAL SALES
THREE MONTHS ENDED MARCH 31,                      AIR CANADA         CONTINENTAL        U.S. AIR       KIWI
---------------------------                       ----------         -----------        --------       ----

                 1995                                   7%                4%               23%           7%
                 1994                                  11%                6%               23%           6%

A substantial portion of the Company's revenues were terminated (Note G-6).

NOTE C - RIGHT OF FIRST REFUSAL

     On May 1, 1990, the Company entered into a right of first refusal agreement with a competing airline caterer. Under the Agreement, the Company granted the purchaser a 10- year right of first refusal with respect to the sale of any airline catering business owned by the Company. The purchaser agreed to pay the Company $385,000 in 24 quarterly installments commencing on May 31, 1994. The income will be recorded pro-rata over the 10 year term of the agreement.

NOTE D - NOTES PAYABLE

                                                   March 31,         March 31,
              DESCRIPTION                            1995              1994
              -----------                        -------------     ------------

Notes payable to financial institution,
of up to $3,000,00 bearing interest at
3 1/4% plus prime and collateralized by
receivables, inventory, equipment,
leasehold rights and real estate, and
the personal guaranty of the Company's
president.                                         $ 1,322,996      $ 1,902,603

Insurance premium financing plan                        13,233           25,212
                                                   -----------      -----------

              TOTAL                                $ 1,336,229      $ 1,927,815
                                                   ===========      ===========

Jerry's, Inc. And Subsidiaries                                   March 31, 1995
Notes to Consolidated Financial Statements (Continued)


NOTE E - LONG TERM DEBT

              The principal balance outstanding and details of long-term debt are summarized as follows:

                                                                               March 31,               March 31,
              DESCRIPTION                                                        1995                    1994
              -----------                                                 ----------------          ----------------

Chattel mortgage notes on equipment,
aircraft, automotive equipment, payable
in monthly installments of approximately
$33,000 (including interest), with varying
maturities through 2004.                                                  $      2,120,311          $      2,498,908

6% to 12 1/2 notes payable, collateralized by
land and buildings, payable in monthly
installments of approximately $13,000
(including interest), with varying maturities
through 2018.                                                                    1,009,403                 1,048,879

8 3/4 % (1 1/2% above prime) note payable to bank,
collateralized by equipment, leasehold and
real estate at the Company's facilities in
Melbourne, Florida, along with the personal
guaranty of the Company's president, payable
in monthly installments of $1,667 plus
interest with a final payment of $62,731
due January 28, 2000.                                                     $        157,785          $        176,118

9 1/4% (3 1/4% above prime) note payable to
financial institution, collateralized by
equipment, leaseholds and real estate,
payable in monthly installments of
$12,500 plus interest.                                                              50,000                   200,000

Non-interest bearing note, due in 36 monthly
installments of $5,278 commencing November 1,
1991 with an additional payment of $20,000
due February 1, 1992. The original face
amount of the note is $178,403 (net of
discount based on imputed interest rate of
11 1/4%). This note is guaranteed by the
Company's officers.                                                                     --                    40,306

10% note due 1996 to former owner of acquired
company, collateralized by the capital stock
and assets of Meiner's Catering Service, Inc.,
payable in quarterly installments of $19,918,
including interest, for 10 years.                                                      --                    189,505

Jerry's, Inc. And Subsidiaries                                   March 31, 1995
Notes to Consolidated Financial Statements (Continued)

18% note payable collateralized by
equipment, improvements and interests
at the Company's Pensacola, Florida
facilities along with the personal
guaranty of the Company's President,
payable in monthly installments of $15,763
(including interest) through 1999.                                                     --                    594,371

9% (prime plus 3 points) note payable
to bank collateralized by improvements and
interests at the Company's Daytona Beach,
Florida facilities and the personal
guaranty of the Company's president,
payable in monthly installments of $14,531
(including interest) through 1997.                                                 423,021                   552,612
                                                                          ----------------          ----------------

              TOTAL                                                       $      3,760,520          $      5,683,072

              Less payments due within one year                                    589,402                 1,184,995
                                                                          ----------------          ----------------

              Long-Term Debt, less current portion                        $      3,171,118          $      4,498,077
                                                                          ================          ================

NOTE F - LEASE COMMITMENTS

     The Company and its subsidiaries, under non-capitalized leases, lease certain facilities and equipment used primarily for catering kitchens, dining rooms, coffee shops, cocktail lounges, gift shops, warehouses, and a promotional facility. These leases expired at various dates through the year 2003.

     Rental expense included in continuing operations are as follows:

                         1995                    1994
                      ----------              ----------

     Rent             $1,578,679              $1,710,833

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

Jerry's, Inc. And Subsidiaries                                   March 31, 1995
Notes to Consolidated Financial Statements (Continued)


     The approximate minimum rental commitments for the years subsequent to September 30, 1994, are as follows:

                                        FINANCING              OTHER
                    TOTAL               LEASES                 LEASES
                -----------          ------------           -----------
1995            $ 1,871,045          $    --                $ 1,871,045
1996              1,693,437               --                  1,693,437
1997              1,237,174               --                  1,237,174
1998              1,033,552               --                  1,033,552
1999                529,715               --                    529,715
2000-2003           637,077               --                     637,07
                -----------          -----------            -----------

TOTAL           $ 7,002,000          $    --                $ 7,002,000
                ===========          ===========            ===========


NOTE G - COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS


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

     5. During November, 1994, the Company agreed to repurchase 11,000 shares of its stock held by a key employee at any time in the next two years at the current market price upon the request of the key employee.

     6. During February 1995, the Company sold its airline catering operations at Miami, Florida and Orlando, Florida to Alpha Flight Services Florida, Inc. At the closing, the Company received $4,000,000 in cash, and $1,000,000 was deposited in escrow

Jerry's, Inc. And Subsidiaries                                   March 31, 1995
Notes to Consolidated Financial Statements (Continued)


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

                                     SALES DISCONTINUED     % TO TOTAL SALES
                                     ------------------     ----------------

Year Ended 9/30/94                        $9,400,000             32%
Year Ended 9/30/93                         8,000,000             28%
Six Months Ended 3/31/95                   2,998,000             23%
Six Months Ended 3/31/94                   4,030,000             27%


     7. During February, 1995 the Company's bank debt collateralized by equipment, leasehold and real estate at the Company's facilities in Melbourne, Florida was extended providing for monthly principal payments of $1,667 plus interest @ 1.5% plus prime with a final payment of $62,700 due January 28, 2000.

     8. During April, 1995, the Company disposed of certain Property in West Palm Beach, Florida for $160,000 resulting in an approximate gain of $8,000 before taxes.

     9. During April, 1995, the Company entered into 5 year concession agreements with St. Lucie County, Florida and operate food, beverage, merchandise, and other concessions at 5 recreational facilities of the County.

     10. During April, 1995, the Company entered into a 10 years concession agreement with the County of Pinellas. The agreement requires initial capital improvement of $400,000 plus $100,000 for removable furnishing and equipment.


NOTE H - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and recognized a cumulative effect to that date of the change of $346,611 ($.60 per share).

                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



RESULTS OF OPERATIONS - FIRST TWO QUARTERS OF 1995 FISCAL YEAR COMPARED TO FIRST TWO QUARTERS OF 1994 FISCAL YEAR


SALES

     The Company's net sales for the six months ended March 31, 1995 were $12,913,000 compared with $14,696,000 for the same period of 1994. The decrease in net sales is primarily due to the sale of the Company's Miami and Orlando operations. Sales from continuing operations were $9,915,000 in 1995 and $10,666,000 in 1994. The decrease was due to a decline in airline catering sales at airports served by the Company (other than Miami and Orlando). These sales have decreased due to reductions in meal service and number of flights at these airports.


COST OF SALES

     Cost of sales in the first six months of the 1995 fiscal year were $7,723,000 compared with $8,675,000 in 1994. The Company's gross margin declined from 41.0% in 1994 to 40.2% in 1995, due to lower margins in the airline catering business.


SELLING AND ADMINISTRATIVE EXPENSES

     The Company's selling and administrative expenses decreased from $6,269,000 in the first six months of 1994 fiscal year to $5,610,000 in 1995 primarily due to the sale of the Miami and Orlando operations.


AIRLINE PORT FEES

     The Company charges each of its airline catering customers a port fee equal to the amount of percentage rent the Company pays to each airport authority. The amount of this income was $462,000 in the first six months of 1994 fiscal year, compared with $380,000 in the first six months of 1995. It is directly offset by rental expense paid by the Company.


SALE OF ASSETS

     In February 1995, the Company sold its Miami and Orlando airline catering operations to Alpha Flight Services, Inc. ("Alpha"). The Company recorded a gain of $5,448,000 from this transaction. See Note G-6 to the Consolidated Financial Statements.

NET INCOME

     Due to the factors described above, the Company's net income for the first six months of 1995 was $3,393,000 compared to net income of $242,000 for 1994. After deducting the gain from the Alpha sale, the Company incurred a net loss (before taxes) of $363,000 in 1995, compared with a net loss (before taxes and change of accounting principle) of $102,000 for 1994. The decline in income from continuing operations is due to the sales decline at locations other than Miami and Orlando.


FINANCIAL CONDITION AT MARCH 31, 1995

     The Company's financial condition improved during the first six months of the 1995 fiscal year due to the sale of the Miami and Orlando operations.

     On March 31, 1995, the Company's current assets and current liabilities were $6,508,000 and $5,645,000, respectively, compared with $4,179,000 and $6,237,000 on March 31, 1994. The Company's current ratio (current assets divided by current liabilities) improved to 1.2 on March 31, 1995, compared with
 .67 on March 31, 1994.

                                     PART II

                                OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           JERRY'S, INC.



Date:  July 7, 1997                        /S/ GERARD J. PENDERGAST, JR.
                                           -----------------------------
                                           Gerard J. Pendergast, Jr.,
                                           President and
                                           Chief Executive Officer



Date:  July 7, 1997                        /S/ KAREN P. RHODES
                                           --------------------------------
                                           Karen P. Rhodes, Chief Financial
                                           Officer

                                 EXHIBIT INDEX

EXHIBIT
-------
   27              Financial Data Schedule