Form 10-Q
period 1995-06-30
JERRYS INC
filed 1997-07-21
CIK 53453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ___________________________

                                    Form 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1995, or

[   ]    Transition report pursuant to Section 13 or
         15(d) of the Securities Exchange Act of 1934

                          Commission File Number 0-4766

                                  JERRY'S, INC.

                 State of Florida           I.R.S. No. 59-1060780

                     1500 North Florida Mango Road, Suite 19
                         West Palm Beach, Florida 33409

                        Telephone Number: (407) 689-9611

                          Common Stock, $.04 Par Value

                  Outstanding Shares at June 30, 1995 - 562,429

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing requirements for the past ninety (90) days.

                     YES _____                             NO  X

Total Number of pages in                                 Exhibit
this report:  21                                         Index:  Not Applicable

                                TABLE OF CONTENTS

                         JERRY'S, INC. AND SUBSIDIARIES

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS............................................................3

                           CONSOLIDATED STATEMENTS OF INCOME AND
                           RETAINED EARNINGS......................................................................7

                           CONSOLIDATED STATEMENT OF CASH FLOWS...................................................9

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................11

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS...................................................17

                                    PART II.

                                OTHER INFORMATION

ITEMS 1 THROUGH 6................................................................................................19

                          PART I. FINANCIAL INFORMATION

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             JUNE 30, 1995 AND 1994

     ASSETS                                                              1995                      1994
     ------                                                          -----------------       ----------------

CURRENT ASSETS:
     Cash and Cash Items                                             $       1,093,541       $        533,406
     Customers Accounts Receivable
         Less - Allowance for Doubtful Accounts:
         $433,000 in 1995 and $267,000 in 1994                                 664,788              2,624,241

     Inventories (Note A-2)                                                    337,059                464,829
     Refundable Income Taxes                                                      -                    35,535
     Deferred Tax Assets - Current Portion                                     295,530                103,647
     Prepaid Expenses and Other Current Assets                                 643,896                356,352
                                                                     -----------------       ----------------

         Total Current Assets                                        $       3,034,814       $      4,118,010
                                                                     -----------------       ----------------

INVESTMENTS:
     Land Held for Investment                                        $          87,000       $         87,000
     Other Investments                                                         497,403                497,921
                                                                     -----------------       ----------------

         Total Investments                                           $         584,403       $        584,921
                                                                     -----------------       ----------------

PROPERTY, PLANT AND EQUIPMENT:
     Cost                                                            $      13,880,880       $     15,234,006
     Less:  Accumulated Depreciation                                         9,133,884              8,713,099
                                                                     -----------------       ----------------
          Net Book Value                                             $       4,746,996       $      6,520,907
                                                                     -----------------       ----------------

OTHER ASSETS:
     Cash (Restricted)                                               $         469,087       $        561,582
     Leasehold Rights and Other Intangible
         Assets (Note A-4)                                                      10,511                 11,849
     Cash Surrender Value of Insurance                                          35,861                 22,333
     Deposits and Miscellaneous                                                322,810                375,393
     Employee Loans Receivable (Net of
         $10,000 Allowance in 1995 and 1994)                                    44,010                 87,109
     Other Receivables - Non-Current Portion
         (Net of $18,000 Allowance in 1995
         and $20,000 in 1994)                                                   93,321                227,558
     Deferred Tax Assets - Non Current                                         406,524                382,747
                                                                     -----------------       ----------------
     Total Other Assets                                              $       1,382,124       $      1,668,571
                                                                     -----------------       ----------------

         TOTAL ASSETS:                                               $       9,748,337       $     12,892,409
                                                                     =================       ================

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             JUNE 30, 1995 AND 1994
                                   (Continued)

     LIABILITIES AND STOCKHOLDERS' EQUITY                                1995                  1994
     ------------------------------------                            -----------------     ----------------

CURRENT LIABILITIES:
     Notes Payable to Bank and
       Others (Note D)                                               $          10,550     $      1,920,434
     Current Portion of Long-Term Debt (Note E)                                495,526            1,030,757
     Accounts Payable                                                        1,286,050            2,500,063
     Income Taxes Payable                                                      184,475                 -
     Accrued Expenses                                                          746,718              811,012
     Loan Payable - Officer                                                       -                 129,991
                                                                     -----------------     ----------------
         Total Current Liabilities                                   $       2,723,319     $      6,392,257


LONG-TERM LIABILITIES:
     Long-Term Debt, Less Current
       Portion (Note E)                                              $       2,874,419     $      4,344,793
                                                                     -----------------     ----------------
         TOTAL LIABILITIES                                           $       5,597,738     $     10,737,050
                                                                     -----------------     ----------------


STOCKHOLDERS' EQUITY:
     Capital Stock -
         Common Stock of $.04 par value -
         Authorized 4,000,000 shares;
         622,377 Shares Issued
         in 1995 and 1994                                            $          24,895     $         24,895
     Capital in Excess of Par Value                                            116,178              116,178
     Retained Earnings                                                       4,176,583            2,179,697
                                                                     -----------------     ----------------
         Subtotal:                                                   $       4,317,656     $      2,320,770
         Less:  Shares Reacquired and Held
                in Treasury (59,948 shares
                in 1995 and 59,381 shares
                in 1994 at Cost)                                               167,057              165,411
                                                                     -----------------     ----------------

         TOTAL STOCKHOLDERS' EQUITY:                                 $       4,150,599     $      2,155,359
                                                                     -----------------     ----------------

Commitments, Contingencies and Subsequent
Events (Note G)                                                                      -                 -

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY:                                       $       9,748,337     $     12,892,409
                                                                     =================     ================

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1994 AND 1993

     ASSETS                                                                   1994                   1993
     ------                                                               -----------------      ----------------

CURRENT ASSETS:
  Cash and Cash Items                                                     $         464,953      $        745,004
  Customer Accounts Receivable
    Less Allowance for Doubtful Accounts:
   $276,000 in 1994 and $192,000 in 1993                                          2,240,553             1,914,628
  Inventories (Note A-2)                                                            410,865               455,819
  Deferred Income Taxes                                                             295,530                82,209
  Prepaid Expenses and Other Current
    Assets
  (Net of $5,000 Allowance In 1994)                                                 457,158               247,981
                                                                          -----------------      ----------------

            Total Current Assets                                          $       3,869,059      $      3,445,641
                                                                          -----------------      ----------------


INVESTMENTS:
  Land Held for Investment                                                $          87,000      $         87,000
  Other Investments                                                                 495,174               503,038
                                                                          -----------------      ----------------
            Total Investments                                             $         582,174      $        590,038
                                                                          -----------------      ----------------

PROPERTY, PLANT AND EQUIPMENT:
  Cost                                                                    $      15,426,570      $     15,188,904
  Less:  Accumulated Depreciation                                                 9,118,785             8,198,353
                                                                          -----------------      ----------------
            Net Book Value                                                $       6,307,785      $      6,990,551
                                                                          -----------------      ----------------


OTHER ASSETS:
  Cash (Restricted)                                                       $         467,565      $        390,955
  Leasehold Rights and Other Intangible Assets
    Less Accumulated Amortization of $6,312 in
    1994 and $4,188 in 1993                                                          15,265                11,784
  Cash Surrender Value of Insurance                                                  35,861                73,933
  Deposits and Miscellaneous                                                        278,201               321,177
  Employee Loans Receivable (Net of $10,000
    Allowance In 1994 and 1993)                                                      33,858                41,436
  Other Receivables - Non-Current Portion
    (Net of $13,000 Allowance in 1994 and
    $20,000 In 1993)                                                                120,327               288,462
  Deferred Income Taxes - Non-Current
    Portion                                                                         406,524                57,574
                                                                          -----------------      ----------------
            Total Other Assets                                            $       1,357,601      $      1,185,321
                                                                          -----------------      ----------------
               TOTAL ASSETS                                               $      12,116,619      $     12,211,551
                                                                          =================      ================

See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1994 AND 1993
                                   (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY                                            1994                        1993
                                                                           ------------------        ------------------

CURRENT LIABILITIES:
  Notes Payable to Bank and Others                                         $        1,723,040        $        1,431,952
  Current Portion of Long-Term Debt                                                   899,752                   970,793
  Accounts Payable                                                                  2,602,980                 2,189,188
  Income Taxes Payable                                                                109,381                   144,733
  Accrued Expenses                                                                    940,503                   811,481
                                                                           ------------------        ------------------
            Total Current Liabilities                                      $        6,275,656        $        5,548,147


LONG-TERM LIABILITIES:
  Long-Term Debt, Less Current Portion                                              4,303,541                 4,585,463
                                                                           ------------------        ------------------
             TOTAL LIABILITIES                                             $       10,579,197        $       10,133,610
                                                                           ------------------        ------------------


STOCKHOLDERS' EQUITY:
  Capital Stock -
    Common Stock of $.04 par value - Authorized
    4,000,000 Shares; 622,377 Shares Issued in
      1994 and 1993                                                        $           24,895        $           24,895
  Capital In Excess of Par Value                                                      116,178                   116,178
  Retained Earnings                                                                 1,561,760                 2,061,962
                                                                           ------------------        ------------------
            Subtotal                                                       $        1,702,833        $        2,203,035
    Less:  Shares Reacquired and Held in
           Treasury (59,381 Shares in 1994
           and 40,533 Shares in 1993 at Cost)                                         165,411                   125,094
                                                                           ------------------        ------------------

                TOTAL STOCKHOLDERS' EQUITY                                 $        1,537,422        $        2,077,941
                                                                           ------------------        ------------------


Commitments, Contingencies, and Subsequent
  Events                                                                               ---                       ---
                                                                           ------------------        ------------------

               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                        $       12,116,619        $       12,211,551
                                                                           ==================        ==================

See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994

                                                                              1995                       1994
                                                                          -----------------      ------------------

NET SALES:
     (A substantial portion of which is
     attributable to four customers (Note B)
     and a substantial portion of which has
     been discontinued) (Note G-6)                                        $      17,500,995      $       22,092,089
                                                                          -----------------      ------------------

COSTS, EXPENSES, AND OTHER ITEMS:
     Costs of Sales                                                       $      10,510,944      $       13,246,553
     Selling and Administrative Expenses                                          8,688,588               9,368,904
     Airline Port Fees (Income)                                                    (515,457)               (683,679)
     Interest (Income)                                                              (68,480)                (15,981)
     Interest Expense                                                               524,257                 558,056
     (Gain) Loss on Disposition of Assets                                        (5,489,115)                 (6,062)
     Equity in (Earnings) of Joint Ventures                                          (2,229)                 (7,711)
     Other (Income)                                                                 (43,336)                (43,115)
                                                                          -----------------      ------------------
          Total Costs, Expenses and Other Items                           $      13,605,172      $       22,416,965
          Income (Loss) Before Provision
            for Income Taxes                                              $       3,895,823      $         (324,876)
                                                                          -----------------      ------------------

PROVISION (CREDIT) FOR INCOME TAXES:
     Federa                                                               $       1,054,000      $          (82,000)
     State                                                                          227,000                 (14,000)
                                                                          -----------------      ------------------
          Total Provision for Income Taxes                                $       1,281,000      $          (96,000)
                                                                          -----------------      ------------------

     Earnings (Loss) Before Cumulative Effect
       of Change in Accounting Principle                                  $       2,614,823      $         (228,876)
     Cumulative Effect of Change in
       Accounting Principle (Note H)                                                   -                    346,611
                                                                          -----------------      ------------------
          Net Income                                                      $       2,614,823      $          117,735

RETAINED EARNINGS, BEGINNING OF PERIOD:                                           1,561,760               2,061,962
                                                                          -----------------      ------------------

RETAINED EARNINGS, END OF PERIOD:                                         $       4,176,583      $        2,179,697
                                                                          =================      ==================

     Earnings (Loss) Per Common Share Before
       Cumulative Effect of Change in
       Accounting Principle                                               $            4.65      $             (.40)
     Cumulative Effect of Change in Accounting
       Principle                                                                       -                        .61
                                                                          -----------------      ------------------

     Net Income Per Common Share:                                         $            4.65      $             (.21)
                                                                          =================      ==================

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:                               $         562,542      $          568,839
                                                                          =================      ==================

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                                                             1995                       1994
                                                                          -----------------      ------------------

NET SALES:
     A substantial portion of which is
     attributable to four customers (Note B)
     and a substantial portion of which has
     been discontinued (Note G-6)                                         $       4,587,764      $        7,396,142
                                                                          -----------------      ------------------

COSTS, EXPENSES, AND OTHER ITEMS:
     Costs of Sales                                                       $       2,787,485      $        4,571,374
     Selling and Administrative Expenses                                          3,078,186               3,100,200
     Airline Port Fees (Income)                                                    (135,766)               (221,986)
     Interest (Income)                                                              (61,314)                 (6,852)
     Interest Expense                                                               155,976                 193,125
     (Gain) or Loss on Disposition of Assets                                        (40,845)                 (1,100)
     Other (Income)                                                                  (7,188)                (15,409)
                                                                          -----------------      ------------------
          Total Costs, Expenses and Other Items                           $       5,776,534      $        7,619,352
                                                                          -----------------      ------------------
          Income (Loss) Before Provision for
            Income Taxes                                                  $      (1,188,770)     $         (223,210)
                                                                          -----------------      ------------------

PROVISION (CREDIT) FOR INCOME TAXES:
     Federal                                                              $        (351,000)     $          (84,200)
     State                                                                          (60,000)                (14,400)
                                                                          -----------------      ------------------
          Total Provision (Credit) for
          Income Taxes                                                    $        (411,000)     $          (98,600)
                                                                          -----------------      ------------------

          Net Income (Loss)                                               $        (777,770)     $         (124,610)

RETAINED EARNINGS, BEGINNING OF PERIOD:                                           4,954,353               2,304,307
                                                                          -----------------      ------------------

RETAINED EARNINGS, END OF PERIOD:                                         $       4,176,583      $        2,179,697
                                                                          =================      ==================

NET INCOME (LOSS) PER COMMON SHARE:                                       $           (1.38)     $             (.22)
                                                                          =================      ==================


AVERAGE SHARES OF COMMON STOCK OUTSTANDING:                                         562,429                 564,002
                                                                          =================      ==================

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994

                                                                                  1995                        1994
                                                                              ------------------       -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                               $        2,614,823       $         117,735
     Adjustments to Reconcile Net Income to
          Net Cash Provided by Operating Activities:
             Depreciation and Amortization                                             1,145,055               1,239,307
             Provision for Losses on Accounts
               Receivable                                                                150,000                  75,000
             Equity In (Earnings) Loss of
               Joint Ventures                                                             (2,229)                 (7,711)
             Loss (Gain) on Sale of Assets                                            (5,489,115)                 (6,062)
             Cumulative Effect of Change in
               Accounting Principle                                                         -                   (346,611)

     Change in Assets and Liabilities:
          (Increase)Decrease in Accounts Receivable                                    1,430,765                (784,613)
          (Increase)Decrease in Inventories                                               73,806                  (9,010)
          (Increase)Decrease in Prepaid Expenses
           and Other                                                                    (267,740)                (51,099)
          (Increase)Decrease in Deposits and
           Miscellaneous                                                                 (32,755)                (21,030)
          Increase(Decrease) in Accounts Payable                                      (1,316,930)                310,875
          Increase(Decrease) in Income Taxes Payable                                      75,094                (180,268)
          Increase(Decrease) in Accrued Expenses                                        (193,785)                   (469)
                                                                              ------------------       -----------------

 Net Cash Provided by (Used By)
               Operating Activities:                                          $       (1,813,011)      $         336,044
                                                                              ------------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from Sale of Property and
       Equipment                                                              $        6,071,782       $          14,132
     Payments Received on Notes from Sale of
          Property and Equipment                                                            -                     63,768
     Payments Received - Investments                                                        -                     12,768
     Additions to Investments                                                               -                       -
     Purchase of Property and Equipment                                                 (196,418)               (365,405)
                                                                              ------------------       -----------------
Net Cash Provided by (Used In) Investing
     Activities:                                                              $        5,875,364       $        (274,677)
                                                                              ------------------       -----------------

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (Continued)

                                                                                        1995                  1994
                                                                              ------------------       -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Line-of-Credit and
             Long-Term Borrowings                                             $          159,182       $            -
     Increase in Restricted Cash                                                          (1,522)               (170,627)
     Principal Payments Under Line-of Credit
             and Long-Term Borrowings                                                 (3,589,779)               (167,614)
     Additions to Other Receivables                                                         -                    (22,949)
     Additions to Intangible Assets                                                         -                     (1,449)
     Payments to Acquire Treasury Stock                                                   (1,646)                (40,317)
     Proceeds from Officer Loans                                                            -                    190,871
     Payments of Officer Loan                                                               -                    (60,880)
                                                                              ------------------       -----------------
       Net Cash Provided (Used) by Financing
           Activities                                                         $       (3,433,765)      $        (272,965)
                                                                              ------------------       -----------------
      Net Increase in Cash and Cash
             Equivalents                                                      $          628,588       $        (211,598)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
     OF THE PERIOD                                                                       464,953                 745,004
                                                                              ------------------       -----------------

CASH AND CASH EQUIVALENTS AT THE END OF
     THE PERIOD                                                               $        1,093,541       $         533,406
                                                                              ==================       =================

ADDITIONAL CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest (Non-Capitalized)                                          $          523,053       $         579,090
                                                                              ==================       =================
          Income Taxes                                                        $        1,205,906       $          91,228
                                                                              ==================       =================

     Non-Cash Investing and Financing Activities:
          Purchase of Assets (Net of Cash Period)
            for Notes                                                         $             -          $         475,390
                                                                              ==================       =================

     Assets Received in Settlement of
          Notes Receivable                                                    $             -          $          12,500
                                                                              ==================       =================

Sale of Assets (net of cash paid) for Notes                                   $           76,264       $            -
                                                                              ==================       =================

Sale of Assets (net of cash paid)
     for assumption of Notes Payable                                          $          115,241       $            -
                                                                              ==================       =================

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994

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

2.  INVENTORIES -

    Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis and market based upon the lower of replacement cost or realizable value. Inventories consisted of the following:

                         1995          1994
                      ---------       ------


    Finished Goods    $  71,021     $  84,323
    Raw Materials       266,038       380,506
                      ---------     ---------
     Total            $ 337,059     $ 464,829
                      =========     =========

3.  PROPERTY, PLANT, AND EQUIPMENT -

    Property, plant, and equipment are carried at cost. The Company utilizes the straight-line and accelerated methods to calculate depreciation. Such calculations are made at annual rates based upon the estimated service lives of the Company's property which generally are as follows:

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

Jerry's, Inc. and Subsidiaries                                    June 30, 1995
Notes to Consolidated Financial Statements (Continued)



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

5.  INCOME TAXES -

    Effective October 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." It requires an asset and liability approach for financial accounting and reporting for deferred income taxes. Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to an amount that is more likely than not to be realized. Future changes in such a valuation allowance would be included in the provision for deferred income taxes in the period of change.

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

NOTE B - SALES

    The Company derives a substantial portion of its revenues from catering flights of four airlines, as follows:

                                         PERCENT OF TOTAL SALES

NINE MONTHS ENDED JUNE 30,    AIR CANADA       CONTINENTAL     U.S. AIR  KIWI

         1995                    6%                5%           24%       6%
         1994                    7%                6%           23%       6%

A substantial portion of the Company's revenues were terminated.  See Note G-6.

Jerry's, Inc. and Subsidiaries                                    June 30, 1995
Notes to Consolidated Financial Statements (Continued)



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

NOTE D - NOTES PAYABLE - BANKS AND OTHERS

         DESCRIPTION                              June 30,              June 30,
                                                   1995                   1994
                                                ---------------        --------------
Notes payable to financial institution,
of up to $3,000,000 bearing interest at
3 1/4% plus prime and collateralized by
receivables, inventory, equipment,
leasehold rights and real estate, and
the personal guaranty of the Company's
president.  Terminated June 19, 1995.           $          -            $    1,910,335

Insurance premium financing plan                $        10,550                 10,099
                                                ---------------         --------------

         TOTAL                                  $        10,550         $    1,920,434
                                                ===============         ==============

NOTE E - LONG TERM DEBT

         The principal balances outstanding and details of long-term debt are summarized as follows:

                                                                         June 30,                 June 30,
         DESCRIPTION                                                      1995                      1994
         -----------                                                   ----------                ---------

Chattel mortgage notes on equipment,
aircraft, automotive equipment, payable
in monthly installments of approximately
$29,000 (including interest), with varying
maturities through 2002.                                               $2,071,771                $2,337,371

6% to 12 1/2% notes payable, collateralized
by land and buildings, payable in monthly
installments of approximately $9,000
(including interest), with varying
maturities through 2018.                                                  779,912                 1,035,651

8 3/4% (1 1/2% above prime) note payable to bank,
collateralized by equipment, leasehold and
real estate at the Company's facilities in
Melbourne, Florida, along with the personal
guaranty of the Company's president, payable
in monthly installments of $1,667 plus
interest with a final payment of $62,731
due January 28, 2000.                                                     151,694                   171,118

Jerry's, Inc. and Subsidiaries                                    June 30, 1995
Notes to Consolidated Financial Statements (Continued)



NOTE E - LONG TERM DEBT (CONTINUED)

                                                       June 30,        June 30,
                                                         1995             1994
                                                    -----------       ---------
         DESCRIPTION

9 1/4% (3 1/4% above prime) note payable to
financial institution, collateralized by
equipment, leaseholds and real estate,
payable in monthly installments of
$12,500 plus interest.                                     -           162,500

Non-interest bearing note, due in 36 monthly
installments of $5,278 commencing November 1,
1991 with an additional payment of $20,000
due February 1, 1992. The original face
amount of the note is $178,403 (net of
discount based on imputed interest rate of
11 1/4%). This note is guaranteed by the
Company's officers.                                        -            25,468

10% note due 1996 to former owner of acquired
company, collateralized by the capital stock
and assets of Meiner's Catering Service, Inc.,
payable in quarterly installments of $19,918,
including interest, for 10 years.                          -           174,325

18% note payable collateralized by equipment,
improvements and interests at the Company's
Pensacola, Florida facilities along with the
personal guaranty of the Company's President,
payable in monthly installments of $15,763
(including interest) through 1999.                         -           573,517

18% note payable secured by the personal
guaranty of the Company's President, payable
in monthly installments of $8,407 (including
interest) through 2000.                                    -           374,237

9% (prime plus 3 points) note payable
to bank collateralized by improvements and
interests at the Company's Daytona Beach,
Florida facilities and the personal
guaranty of the Company's President,
payable in monthly installments of $14,531
(including interest) through 1997.                      366,568        521,363
                                                     ----------     ----------

         TOTAL                                       $3,369,945     $5,375,550

         Less payments due within one year              495,526      1,030,757
                                                     ----------     ----------

         Long-Term Debt, less current portion        $2,874,419     $4,344,793
                                                     ==========     ==========

Jerry's, Inc. and Subsidiaries                                    June 30, 1995
Notes to Consolidated Financial Statements (Continued)



NOTE F - LEASE COMMITMENTS

         The Company and its subsidiaries, under non-capitalized leases, lease certain facilities and equipment used primarily for catering kitchens, dining rooms, coffee shops, cocktail lounges, gift shops, warehouses, and a promotional facility. These leases expire at various dates through the year 2003.

         Rental expenses included in continuing operations are as follows:

                                                1995              1994
                                              ---------          ------

         Rent                                 $2,157,523        $2,604,105


         Contingent rentals are generally calculated as a percentage of gross sales and vary from three percent (3%) to forty percent (40%).

         Most leases contain renewal options for five to ten year periods at negotiated rates approved by both parties.

         The Company's leases required the Company to spend approximately $1,700,000 for improvements and equipment at one location. The Company has expended $1,580,000 to fulfill these obligations.

         The approximate minimum rental commitments for the years subsequent to September 30, 1994 are as follows:

                                         FINANCING            OTHER
                         TOTAL            LEASES              LEASES
                      ----------         ---------           ----------
     1995             $1,871,045         $   --              $1,871,045
     1996              1,693,437             --               1,693,437
     1997              1,237,174             --               1,237,174
     1998              1,033,552             --               1,033,552
     1999                529,715             --               1,529,715
     2000-2003           637,077             --                 637,077
                      ----------         ----------          ----------

     TOTAL            $7,002,000         $   --              $7,002,000
                      ==========         ==========          ==========


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

Jerry's, Inc. and Subsidiaries                                    June 30, 1995
Notes to Consolidated Financial Statements (Continued)



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

                                                                   PERCENTAGE OF
                                          SALES DISCONTINUED        TOTAL SALES
                                          ------------------       -------------

         Year Ended 9/30/94                 $9,400,000                   32%
         Year Ended 9/30/94                  8,000,000                   28%
         Nine Months Ended 6/30/95           2,998,000                   17%
         Nine Months Ended 6/30/94           6,003,174                   27%


         7. During February, 1995 the Company's bank debt collateralized by equipment, leasehold and real estate at the Company's facilities in Melbourne, Florida was extended providing for monthly principal payments of $1,667 plus interest prime plus 1.5%, with a final payment of $62,700 due January 28, 2000.

         8. During April, 1995, the Company disposed of certain property in West Palm Beach, Florida for $160,000 resulting in an approximate gain of $8,000 before taxes.

         9. During April, 1995, the Company entered into 5 year concession agreements with St. Lucie County, Florida to operate food, beverage, merchandise, and other concessions at 5 recreational facilities of the County.

         10. During April, 1995, the Company entered into a 10 year concession agreement with Pinellas County, Florida. The agreement requires initial capital improvements of $400,000 plus $100,000 for removable furnishing and equipment.

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

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST THREE QUARTERS OF 1995 FISCAL YEAR COMPARED TO FIRST THREE QUARTERS OF 1994 FISCAL YEAR

SALES

         The Company's net sales for the nine months ended June 30, 1995 were $17,501,000 compared with $22,092,000 for the same period of 1994. The decrease in net sales is primarily due to the sale of the Company's Miami and Orlando operations. Sales from continuing operations were $14,503,000 in 1995 and $16,089,000 in 1994. The decrease was due to a significant decline in airline catering sales at airports served by the Company. These sales have decreased due to reductions in meal service and number of flights at these airports.

COST OF SALES

         Cost of sales in the first nine months of the 1995 fiscal year were $10,511,000 compared with $13,247,000 in 1994. The Company's gross margin remained constant at 40% during both periods.

SELLING AND ADMINISTRATIVE EXPENSES

         The Company's selling and administrative expenses decreased from $9,369,000 in the first nine months of 1994 fiscal year to $8,689,000 in 1995.

AIRLINE PORT FEES

         The Company charges each of its airline catering customers a port fee equal to the amount of percentage rent the Company pays to each airport authority. The amount of this income was $684,000 in the first nine months of 1994 fiscal year, compared with $515,000 in the first nine months of 1995. It is directly offset by rental expense paid by the Company.

SALE OF ASSETS

         In February 1995, the Company sold its Miami and Orlando airline catering operations to Alpha Flight Services, Inc. ("Alpha"). See Note G-6 to the Consolidated Financial Statements.

NET INCOME

         Due to the factors described above, the Company's net income for the first nine months of 1995 fiscal year was $2,615,000, compared to net income of $118,000 for 1994. After deducting the gain from the Alpha sale, the Company incurred a net loss (before taxes) of $1,593,000 in 1995, compared with a net loss (before taxes and change of accounting principle) of $325,000 for 1994.

FINANCIAL CONDITION AT JUNE 30, 1995

         On June 30, 1995, the Company's current assets and current liabilities were $3,035,000 and $2,723,000 respectively, compared with $4,118,000 and $6,392,000 on June 30, 1994. The Company's current ratio (current assets divided by current liabilities) improved to 1.1 on June 30, 1995, compared with .64 on June 30, 1994.

         The Company's operations used $1,813,000 of cash during the first nine months of the 1995 fiscal year due to a significant reduction in the Company's accounts payable and an increase in prepaid expenses (which were primarily related to the Alpha sale). The Company's investing activities generated $5,875,000 in cash (almost all of which is attributable to the Alpha sale). Finally, the Company's financing activities utilized approximately $3,434,000 in cash. This amount primarily represents the payoff of the Company's line of credit and certain other loans in connection with the sale of the Miami and Orlando operations.

         The improvement in the Company's financial condition was due to the sale of the Miami and Orlando operations. The Company currently has sufficient working capital to meet its short term working capital needs. However, the Company is incurring significant losses from its continuing operations because the Company's cost structure has not yet been adjusted to reflect the disposition of the Miami and Orlando operations. For this reason, the Company needs to take steps to substantially increase revenues and/or decrease expenses in order to meet its long term working capital requirements.

                                     PART II

                                OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed for the three months ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JERRY'S, INC.

Date:  July 7, 1997                     /S/ GERALD J. PENDERGAST, JR.
                                        -----------------------------
                                        Gerard J. Pendergast, Jr.
                                        President and Chief Executive Officer



Date:  July 7, 1997                     /S/ KAREN P. RHODES
                                        -------------------
                                        Karen P. Rhodes,
                                        Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
-------

   27               Financial Data Schedule