Form 10-K
period 1995-09-30
JERRYS INC
filed 1997-07-22
CIK 53453

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED                                       COMMISSION FILE
   SEPTEMBER 30, 1995                                             NO. 0-4766-3


                                  JERRY'S, INC.
                  A Florida Corporation - I.R.S. No. 59-1060780

                          1500 North Florida Mango Road
                                    Suite 19
                         West Palm Beach, Florida 33409

                         Registrant's Telephone Number:
                                 (407) 689-9611

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.04 PER SHARE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days:

                                 Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

State the aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant: The registrant is unable to calculate this amount because there is no established trading market for its common stock.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date (September 30, 1995): 562,422 shares of Common Stock, par value $.04 per share.

                                TABLE OF CONTENTS
                                                                           PAGE

                                     PART I

ITEM 1.         BUSINESS                                                     1

ITEM 2.         PROPERTIES                                                   9

ITEM 3.         LEGAL PROCEEDINGS                                           12

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE                             12
                OF SECURITY HOLDERS


                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON                              15
                EQUITY AND RELATED STOCKHOLDER
                MATTERS

ITEM 6.         SELECTED FINANCIAL DATA                                     16

ITEM 7.         MANAGEMENT'S DISCUSSION AND                                 17
                ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL
                CONDITION

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLE-                             21
               MENTARY DATA

ITEM 9.        CHANGES IN AND DISAGREEMENTS                                 21
               WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE


                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS                             22
               OF THE REGISTRANT

        Incorporated by reference to Registrant's
        1996 Information Statement to be filed
        with the Securities and Exchange Commission

ITEM 11.        EXECUTIVE COMPENSATION                                      22

        Incorporated by reference to Registrant's
        1996 Information Statement to be filed
        with the Securities and Exchange Commission

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN                                22
               BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference to Registrant's
        1996 Information Statement to be filed
        with the Securities and Exchange Commission

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED                            22
               TRANSACTIONS

        Incorporated by reference to Registrant's
        1996 Information Statement to be filed
        with the Securities and Exchange Commissions

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT                                23
               SCHEDULES AND REPORTS ON FORM 8-K

                                     PART I
ITEM 1.           BUSINESS

GENERAL.

         JERRY'S, INC., a Florida corporation, and its subsidiaries (collectively, the "Company"), cater airline flights and operate coffee shops, lounges and gift shops at airports and other facilities located in Florida, Alabama and Georgia. For the 1995 fiscal year, the Company's airline catering sales were approximately $13,401,000 compared to $8,126,000 in sales for the Company's restaurants, coffee shops, lounges, gift shops and other facilities.

         The Company's airline catering services include the preparation of meals in kitchens located at or adjacent to airports and the distribution of meals and beverages for service on commercial airline flights. The Company also provides certain ancillary services, including, among others, the preparation of beverage service carts, the unloading and cleaning of plates, utensils and other accessories arriving on incoming aircraft, and the inventory management and storage of airline-owned dining service equipment.

SALE OF MIAMI AND ORLANDO OPERATIONS.

         In February 1995, the Company sold its Miami and Orlando airline catering operations. These operations represented a significant percentage of the Company's revenues. See "Item 7-Management's Discussion and Analysis of Results of Operations and Financial Condition."

THE AIRLINE CATERING INDUSTRY.

         GENERAL. Almost all commercial airline flights that exceed 60 minutes offer some form of food or beverage service. Two distinct groups of caterers supply airlines with the food and beverages served on such flights. Independent caterers such as the Company, which are not affiliated with any airline and offer to serve all airlines, and captive caterers, which are owned by an airline and which serve primarily that airline at selected locations.

         Airlines generally enter into commitments for catering services covering one or more airports rather than on a system-wide basis. Accordingly, a caterer typically competes for the business of all airlines at the airports where the caterer is located. The principal independent caterers have kitchens at most of the major U.S. airports, and, in general, two or more caterers compete for the non-captive business at most airports.

         Most catering contracts are short-term and typically have termination clauses that allow cancellation for nonperformance and other reasons. The Company believes that, in practice, catering contracts generally are rescinded only for material breaches or repeated failure to provide adequate service. Although no assurances can be given that existing airline contracts will not be terminated or will be renewed, the Company's experience has been that airlines typically maintain stable relationships with their caterers. Favorable experience on prior contracts, capacity constraints at airports and the cost of changing caterers are among the factors contributing to the continuity of a caterer's business.

         OPERATING PERFORMANCE DISTINCT FROM AIRLINE PROFITABILITY. The Company's revenues are dependent upon the number of passengers who travel on airlines, the number of airline flights serviced by the Company and the level of meal service provided by the airlines to their passengers. Factors that may affect the profitability of an airline carrier, such as fare wars and high fixed costs, generally do not adversely affect the Company's catering revenues, unless the cumulative effect of such factors is to cause the airline to reduce its level of meal service to its passengers or to curtail or cease flight operations.

         The Company's airline catering operations have been supported for many years by the consistent growth in airline passengers to the Florida market. This growth is expected to continue for at least another decade. The positive impact of this growth has been offset by the adverse effect of losses incurred by airlines during the last few years, largely as a result of high fixed-costs and excess capacity. As a result of these losses, U.S. airlines have implemented modifications to in-flight service levels, such as downgrading of food service and changing airline policies regarding flight segments that are eligible for food service. Downgrading of food service has included, among other things, switching from hot meal service to a snack service and eliminating individual tray service in favor of "bulk" meal service.

PRINCIPAL CUSTOMERS.

         The Company's airline catering customers consist of a wide variety of U.S. and international carriers. During the 1995 fiscal year, the Company's major customers were U.S. Air (which accounted for 24% of total sales), Air Canada (which accounted for 5% of total sales), KIWI (which accounted for 6%), and Continental (which accounted for 5% of total sales). No other customer represented more than 5% of the Company's total sales during 1995.

CATERING OPERATIONS.

         GENERAL. The Company's catering operations are conducted out of flight kitchens located at or near to airports. The right to construct and operate the kitchens typically is obtained through concession or lease agreements with local airport authorities. The Company's flight kitchens essentially are large processing and storage facilities in which bulk foods are prepared and assembled into individual meals in accordance with airline specifications and loaded onto the Company's trucks, which transport the meals to outgoing aircraft. Ancillary services include the preparation of beverage service carts, the unloading and cleaning of plates, utensils and other accessories arriving on incoming aircraft and the inventory management and storage of airline-owned dining service equipment. Some of the Company's kitchens also service restaurants and coffee shops located in the airline terminals.

         The terms of food service contracts with airlines vary. In general, an airline specifies a menu and the Company purchases and prepares the food in accordance with the airline's specifications. The prepared food is then delivered to the aircraft designated by the airline, along with plates, utensils and other accessories owned by the airline.

         In general, the kitchens owned or operated by the Company are managed on a day-to-day basis by general managers, who report to the Company's president.

         KITCHEN FACILITIES. The size and structure of the Company's kitchens vary depending upon the number of meals to be produced by each kitchen. Kitchens and related facilities generally range in size from 7,000 to 25,000 square feet and operate 20 to 24 hours a day.

         In general, approximately half of the space in a kitchen is utilized for the storage of food, beverages and airline-owned equipment. The remaining space is used for the preparation of meals and related purposes. A kitchen typically is equipped with ovens, steam kettles, exhaust equipment, refrigerators, freezers, ice machines, holding tanks for maintaining the temperature of prepared meals, rolling stock used to move food and equipment during the production process and other miscellaneous equipment.

         PURCHASE OF FOOD AND BEVERAGES. The Company purchases its food, beverages and supplies in bulk. In connection with such purchases, the Company typically receives a volume discount and believes that it can obtain food and beverages at comparable prices from other sources.

         The Company generally does not purchase liquor for the flights it serves. The airlines ordinarily purchase the liquor, which the Company stores until used. In addition, airlines sometimes purchase non-alcoholic beverages for the Company to store and use.

         The Company orders non-perishable food and beverages approximately two to three weeks in advance of expected use. Although U.S. airlines may change menus as often as every seven days according to a pre-determined seasonal cycle, these changes usually are known in advance. This allows the Company to keep its inventory (including its inventory of canned goods) at a low level and to minimize waste.

         PREPARATION OF MEALS. Approximately 24 hours in advance of a scheduled flight, the airline provides a preliminary count of the number of meals required to service the flight. At this time, depending on the menu items, production of the meals may begin. A revised count is submitted three to eight hours before the scheduled departure, and the final order is placed two to four hours before departure. Entrees are usually prepared 24 hours in advance and are prepared to meet applicable FDA requirements. Salads and other items generally are prepared three to eights hours in advance. Most food is placed on board the plane in a chilled state and then, if necessary, heated in a convection oven on board.

         DELIVERY TO AIRCRAFT. Food and beverages are dispatched to aircraft in special purpose catering vehicles shortly before the scheduled departure. The number and size of vehicles dispatched and the lead time depend upon the number of meals to be loaded, the galley equipment design and the extent of congestion in the loading areas. The vehicles are designed to elevate the trunk box to the appropriate level of the aircraft being serviced. The Company may dispatch as many as three vehicles for a large aircraft, while short flights are usually serviced by one vehicle. Sometimes a vehicle may carry food and beverages for two to three flights if narrow-bodied airplanes are being serviced.

COMPETITION.

         The Company confronts strong competition in the airline catering business. Several large caterers, as well as a number of small caterers operating at one or more locations, compete for airline catering contracts. The Company competes primarily with other independent caterers. The Company's principal independent competitors in its market area are CaterAir International (formerly Marriott In-Flight Services), Sky Chefs, Inc. and Dobbs International Services, Inc.

                       PRINCIPAL COMPETITORS AS OF 9/30/95
THE FOLLOWING TABLE SETS FORTH THE COMPANY'S PRINCIPAL COMPETITORS:

                                             PRINCIPAL
AIRPORT                                      COMPETITORS
-------                                      -----------
Mobile, AL                                   Sky Chefs

Montgomery, AL                               None

Daytona Beach, FL                            None

Ft. Lauderdale, FL                           CaterAir, Dobbs

Ft. Walton Beach, FL                         None

Gainesville, FL                              None

Melbourne, FL                                None

West Palm Beach, FL                          CaterAir

Pensacola, FL                                None

Sarasota, FL                                 Dobbs

St. Petersburg, FL                           CaterAir

Tallahassee, FL                              None

Tampa, FL                                    CaterAir, Dobbs

Augusta, GA                                  None




-----------------------

Note:  CaterAir was subsequently acquired by Sky Chefs.

OTHER AIRPORT BUSINESS.

         In addition to airline catering, the Company operates restaurants, coffee shops, lounges, restaurants and gift shops at 16 airports. It also provides private catering from some of its flight kitchens. The Company's restaurants, coffee shops, lounges and gift shops are all located in airline terminals.

         The Company's revenues for these facilities is directly dependent on the number of airline passengers who pass through each of the airports. Although the airline industry has suffered significant losses since 1990, the number of passengers has continued to increase at most of the airports served by the Company. The principal exception is Tallahassee, which has suffered a decline in traffic due to cutbacks in travel spending by the State of Florida.

SUMMARY OF CURRENT AIRPORT OPERATIONS.

         The table on the following page summarizes the Company's airport operations as of September 30, 1995:

                        DESCRIPTION OF AIRPORT OPERATIONS

                               SEPTEMBER 30, 1995

                                         COFFEE   COCKTAIL   GIFT   IN-FLIGHT
   AIRPORT                   RESTAURANT  SHOP(S)  LOUNGE(S)  SHOP   CATERING
   -------                   ----------  -------  ---------  ----   ---------
Mobile, AL                                  X           X             X

Montgomery, AL                              X           X     X       X

Daytona Beach, FL                           X           X             X

Ft. Lauderdale, FL                                                    X

Ft. Myers, FL                     X         X           X

Ft. Walton Beach, FL                        X           X     X       X

Gainesville, FL                             X           X     X       X

Melbourne, FL                               X           X     X       X

West Palm Beach, FL                                                   X

Pensacola, FL                               X           X             X

Sarasota, FL                                                          X

St. Petersburg, FL                          X           X             X

Sanford, FL (1)                             X           X

Tallahassee, FL (2)                         X           X             X

Tampa, FL                                                             X

Augusta, GA                                 X           X     X       X

-----------------------

(1)      This facility opened in the spring of 1996.

(2) The Company discontinued operations in Tallahassee in the fall of 1996.

BARBECUE RESTAURANT.

         The Company operates a barbecue restaurant in the Royal Palm Beach Shopping Plaza, Royal Palm Beach, Florida.

SEASONALITY.

         The Company's sales are directly related to the number of airline passengers in Florida. Sales ordinarily reach their peak during the winter tourism season (December through April).

FINANCIAL INFORMATION WITH RESPECT TO INDUSTRY SEGMENTS.

         Specific financial information with respect to the Company's industry segments is provided in Note F to the Consolidated Financial Statements.

EMPLOYEES.

         At September 30, 1995, the Company employed 370 persons, of whom 340 were kitchen employees and 35 were managerial and administrative personnel. The Company believes that it provides working conditions and wages which compare favorably with those offered by its competitors and by businesses which compete with the Company for labor in the geographic areas in which it operates. The Company believes that its relations with its employees are satisfactory.

         The Company has a profit-sharing plan (covering its employees who meet certain length of service requirements). The aggregate amount set aside for all employees, including officers, for the 1995 fiscal year was $25,000. The Company has a group term life and hospitalization insurance plan available to all salaried employees and certain hourly employees. None of the Company's employees are covered by a collective bargaining agreement.

GOVERNMENT REGULATION.

         GENERAL. Each of the Company's catering kitchens is subject to federal, state and local laws and regulations governing health, sanitation, safety, customs and security. In addition, the design and construction of new kitchens are affected by federal, state and local laws and regulations regarding food and health matters, environmental matters, zoning and land use. None of these laws and regulations has had a significant adverse effect on the Company's operations, and the Company has not experienced any significant difficulties in obtaining licenses and approvals necessary to its operations.

         FEDERAL REGULATION OF FOOD SERVICES. In addition to applicable state and local regulations, the Company's kitchens are subject to regulation and inspection by the FDA. Every U.S. kitchen must meet the FDA's minimum standards relating to the handling, preparation and delivery of food, including requirements relating to the temperature of food and the cleanliness of the kitchen and the hygiene of its personnel. Leftover and discarded food arriving in the United States on incoming international flights must be disposed of in accordance with requirements established by the U.S. Department of Agriculture ("USDA"), which has the right to inspect the Company's food disposal procedures. Kitchens also may be subject to USDA inspection.

         CUSTOMS AND SECURITY. The Company and its operations are subject to certain federal laws and regulations which are designed to prevent certain criminal activities, primarily smuggling and terrorism. In an effort to prevent such activities, the Federal Aviation Administration requires a five-year background investigation of all employees of the Company who have access to the airport ramps and loading docks from which meals are delivered and boarded onto aircraft. The United States Customs Service, in addition to requiring a similar background investigation, has the right to inspect all items removed from incoming international flights, including food trays and related equipment.

         LABOR LAWS. The Company is subject to the Fair Labor Standards Act, which governs matters such as minimum wages, overtime and other working conditions. The Company currently pays the majority of its employees excess of the minimum wage. Accordingly, the Company should not be affected significantly by any reasonably foreseeable changes in the current minimum wage, although it might find it necessary to upgrade its hourly pay structure in order to maintain an attractive wage scale.

ITEM 2.           PROPERTIES

GENERAL.

                  At September 30, 1995, the Company operated 14 flight kitchens, which served airports in Florida, Georgia and Alabama. The Company also operated 14 restaurants and coffee shops, 12 lounges and 5 gift shops. The kitchens are located on or near major airports. The restaurants, coffee shops, lounges and gift shops are all located at airport terminals, except for one restaurant. With the exception of its facility located in Ft. Lauderdale, Florida, all of the Company's facilities are leased. Most leases are under long-term lease agreements. The Company's leasehold improvements with respect to these properties revert to the lessors upon termination of the leases. The leases generally require that the consent of landlords prior to any assignment. In the most cases, the Company has not experienced any significant difficulty in renewing leases for kitchen properties on satisfactory terms, and the Company does not anticipate any significant problems with respect to renewing leases expiring in the near future.

         Nearly all of the Company's leases on airport properties require the Company to pay a minimum base rent, plus percentage rent generally ranging from 3% to 40% of gross receipts.

         The Company leases approximately 1,500 square feet at Suite 19, 1500 North Florida Mango Road, West Palm Beach, Florida, as the Company's corporate headquarters.

         The following table summarizes information regarding the Company's facilities as of September 30, 1995:

           NATURE AND
           LOCATION OF                         EXPIRATION DATE   RENEWAL
            FACILITY                            (FISCAL YEAR)    OPTION(S)
           -----------                         ---------------   ---------

Executive Offices and                               2005         None
Catering Kitchen
West Palm Beach, Florida

Catering Kitchen, Coffee Shop,                      1997         None
Gift Shop and Lounge,
Gainesville, Florida

Catering Kitchen, Coffee Shop,                      2000         None
Lounge and Gift Shop
Melbourne, Florida

Barbecue Restaurant                                 1998         None
Royal Palm Beach, Florida

Catering Kitchen Coffee Shop,                       2000         None
and Cocktail Lounge,
Pensacola, Florida

Catering Kitchen                                   Owned           --
Ft. Lauderdale, Florida

Catering Kitchen, Coffee Shop,                      2005         One Option
Lounge and Gift Shop                                             of
Ft. Walton Beach, Florida                                        Five Years

Coffee Shop and Lounge                               2006         None
Sanford, Florida
[Opened in Spring of 1996]

Catering Kitchen, Coffee Shop,                       1999         Two Options
and Lounge,                                                       of
Tallahassee, Florida                                              Five Years
[Closed in Fall of 1996]

Catering Kitchen,                                    2005         None
Coffee Shop and Lounge
St. Petersburg, Florida

Catering Kitchen                                     1998         None
Tampa, Florida

Catering Kitchen, Coffee Shop and                    2002         One Option
Lounge, Daytona Beach, Florida                                    of
                                                                  Five Years

Catering Kitchen                                     2003         One Option
Sarasota, Florida                                                 of
                                                                  Five Years

Restaurant, Coffee Shop                              1998         None
and Lounge
Ft. Myers, Florida

Catering Kitchen, Coffee Shop,                       Month        None
Lounge and Gift Shop                                 to Month
Augusta, Georgia

Catering Kitchen, Coffee Shop,                       1997         None
and Lounge,
Mobile, Alabama

Catering Kitchen, Coffee Shop,                       1999         One Option
Gift Shop and Lounge                                              of Five
Montgomery, Alabama                                               Years Each

-----------------------


         At September 30, 1995, the Company owned or leased and operated a fleet of approximately 25 special purposes catering vehicles to deliver its catering services to airplanes.

RESIDENTIAL PROPERTIES AND RELATED FACILITIES.

         The Company owns homes located near several of the airports where the Company maintains flight catering and other food service operations. These homes are primarily used by the Company to house the managers in charge of such operations. The Company also owns several condominiums which are located near the Company's former operations. During 1987, the Company entered into a ten year license for a skybox located at the Joe Robbie Stadium in Miami, Florida. The Company utilized this facility for entertaining customers, suppliers and others. The license for this facility was not renewed in 1996.

INVESTMENT PROPERTIES.

         The Company owns various investment properties, including the following: 10 acres and a subdivision lot in Dade County, Florida; a 21% interest in a joint venture which owns undeveloped property in Dade County; a 25% interest in a joint venture which owns undeveloped property in Dade County; and two residential lots in Franklin, North Carolina. See Note H to the Consolidated Financial Statements.

SERVICE MARKS.

         The Company utilizes the name "Jerry's Caterers" in connection with its business. The Company regards its service mark and logo as important to its business and reputation, and believes that they have significant value.

ITEM 3.           LEGAL PROCEEDINGS

                  In the fall of 1993, the Company filed a complaint in the Circuit Court of Leon County, Florida against the City of Tallahassee. In its complaint, the Company alleged that the City had violated the terms of the Company's concession agreement with the City by permitting other vendors to sell food, by opening a game room and certain other actions. The litigation was settled in the fall of 1996. Under the settlement, the Company was released from any future liability under the lease (which was terminated as of September 30, 1996) and the City repurchased $22,000 in inventory from the Company. The Company incurred a loss of $241,000 from the writeoff of leasehold improvements and equipment at this facility.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name and age of each director and executive officer of the Company, as well as their positions and offices held and the period of service with the Company. Directors have been elected to serve until the next annual meeting of shareholders of the Company and until their successors are elected and qualified. The executive officers serve at the discretion of the directors.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

                                         AGE AT
         NAME AND POSITION               SEPTEMBER
         WITH THE COMPANY                30, 1995                  SINCE
         -----------------               ---------                 -----

Gerard J. Pendergast, Jr.,                   62                    1964
President and Chairman
of the Board

Laura L. Pendergast, Director                32                    1986

Karen P. Rhodes, Chief Financial
Officer, Vice-President,
Secretary, Treasurer and
Director                                     36                    1986

Paula Pendergast, Vice-President             65                    1978
of Public Relations

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS.

         GERARD J. PENDERGAST, JR. has been the Chairman of the Board of Directors of the Company for the past 26 years and has been employed as President of the Company since August 1967.

         PAULA PENDERGAST has served as Vice-President of Public relations of the Company since January 1978. During the five years prior to her appointment as Vice-President, Mrs. Pendergast was employed by the Company in the promotion and sales area.

         KAREN P. RHODES was elected a director of the Company and appointed Secretary and Treasurer in May 1986. In March 1991, she became a Vice-President of the Company and in 1992 she was appointed Chief Financial Officer of the Company. From 1984 to 1991, Ms. Rhodes was a practicing Certified Public Accountant with Mosher Seifert & Co. in Pasadena, Texas. From 1983 to 1984, Ms. Rhodes was employed as an accountant by the Company.

         LAURA L. PENDERGAST was elected a director of the Company in February 1986. Ms. Pendergast has been employed by the Company in various positions since 1985. She currently serves as the manager of the Company's Melbourne operations.

FAMILY RELATIONSHIPS.

         Paula Pendergast, Vice President of Public Relations, is the wife of Gerard J. Pendergast, Jr., President and Chairman of the board of Directors of the Company. Karen P. Rhodes, Director, Chief Financial Officer, Secretary and Treasurer, and Laura L. Pendergast, Director, are the daughters of Paula and Gerard J. Pendergast, Jr.

                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

                  The Company's common stock is traded sporadically in the over-the-counter market. The following table represents the high and low bid and ask prices for the common stock for each fiscal quarter during the fiscal years ended September 30, 1995 and 1996:

                        BID PRICES                         ASK PRICES
1994              HIGH              LOW              HIGH              LOW
----              ---------------------              ---------------------

OCT. 3
THRU              $3 1/2         $2 1/2              $5 1/2         $4 1/2
DEC. 30

1995
----

JAN. 3
THRU              $3 1/2         $2 1/2              $5 1/2         $4 1/2
MAR. 31

                       CLOSING BID                        CLOSING ASK
                  HIGH              LOW              HIGH              LOW
                  ---------------------              ---------------------

APR. 3
THRU              $3 1/2         $3 1/2              $4 1/2         $4 1/4
JUNE 30

JULY 3
THRU              $3 1/2            $3               $4 1/2            $4
SEPT. 29

                       CLOSING BID                        CLOSING ASK
1995              HIGH              LOW              HIGH              LOW
----              ---------------------              ---------------------

OCT. 2
THRU              $3 1/2            $3               $4 1/2            $4
DEC. 29

1996
----

JAN. 2
THRU              $3 1/2          $3 1/2            $4 1/2          $4 1/4
MAR. 29
(EXCLUDING JAN. 8TH)

APR. 1
THRU              $3 1/2           $3 1/2            $4 1/4           $4 1/4
JUNE 28

JULY 1
THRU              $3 1/2           $3 1/2            $4 1/4           $4
SEPT. 30

         The foregoing information was provided by National Quotation Bureau, Inc. The above quotations represent prices between dealers and do not include retail markups, markdowns, or other commissions.
They do not represent actual transactions.

         There were approximately 680 holders of record of the Company's common stock as of September 30, 1995.

         The Company has not paid any dividends since 1984. The Company's loan agreement with its principal lender prohibits the payment of any dividends. The Company does not anticipate that it will pay any dividends in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

                  The following selected financial data has been taken from the Consolidated Financial Statements of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements.

                             SELECTED FINANCIAL DATA
                   (Amounts in 1,000's, Except Per Share Data)

FISCAL YEAR:               1995       1994        1993        1992       1991
-----------              --------   --------    --------    --------   --------

Net Sales from           $ 21,527   $ 29,465    $ 28,167    $ 29,913   $ 29,375
Continuing
Operations

Income (loss)
from Continuing
Operations               $  1,804   $   (642)   $   (729)   $    799   $   (446)

Income (loss) from
Continuing Operations
per Common Share         $   3.20   $  (1.13)   $  (1.25)   $   1.26   $   (.76)

Total Assets             $  8,774   $ 12,117    $ 12,212    $ 13,156   $ 13,073

Total Long-Term
Debt                     $  3,074   $  4,304    $  4,585    $  4,185   $  3,110

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS.

  The following table sets forth, for the periods indicated, the relative percentage which items of income and expense bear to net sales for the fiscal years ended September 30, 1995, 1994 and 1993.

                                       YEARS ENDED SEPTEMBER 30,
                                      ---------------------------
                                       1995       1994       1993
                                      -----      -----      -----
  Net sales ....................      100.0%     100.0%     100.0%
  Cost of sale (expenses) ......      (58.7)     (59.3)     (58.6)
                                      -----      -----      -----
  Gross profit .................       41.7       40.7       41.4
  Selling, general and
    administrative (expenses)* .      (50.9)     (42.2)     (43.3)
                                      -----      -----      -----
  Income from operations .......       (9.6)      (1.5)      (1.9)
  Interest (expense) ...........       (2.6)      (2.5)      (2.7)
  Other income (expense) .......        1.0         .5        1.7
  Gain or (loss) from
    disposition
  Income (loss) before income ..       25.4         --        (.3)
                                      -----      -----      -----
    tax benefit ................       14.2       (3.5)      (3.2)
  Income tax benefit (expense) .       (5.8)       1.3         .6
  Extraordinary gain ...........         --         .5         --
                                      -----      -----      -----

  Net income (loss) ............        8.4       (1.7)      (2.6)
                                      =====      =====      =====
(* Net of Airline Port Fees)

1995 COMPARED TO 1994.

         NET SALES. The Company's net sales from continuing operations in 1995 were $21,527,000 compared with $29,465,000 in 1994, or 26.9% lower. The drop in sales was primarily due to the sale of the Company's Miami and Orlando airline catering operations to Alpha Flight Services, Inc. ("Alpha") in February 1995. The airline catering sales at these locations were $3,008,000 in 1995, compared to $9,400,000 in 1994. The airline catering sales at other locations were $10,393,000 in 1995, compared to $11,662,000 in 1994. This decrease was primarily due to lower sales to U.S. Air, which has reduced the level of meal sources on most of its flights to Florida. The sales from restaurants, coffee shops, lounges, gift shops and private catering were $8,125,000 in 1995, compared to $8,402,000 in 1994. This decrease reflects the following trends: (i) the cancellation of the Company's contract for Dade School Lunch Program (which resulted in a loss of $1,000,000 in revenues); and (ii) improved food and beverage sales at restaurants and lounges at airports served by the Company.

         COST OF SALES. Cost of sales in 1995 decreased 27.8% to $12,632,000 from $17,472,000 in 1994. This drop corresponded to the decrease in sales. The Company's gross margin percentage improved slightly from 40.7% in 1994 to 41.3% in 1995. This improvement was due to a higher proportion of sales from restaurants, lounges and gift shops (which have higher margins than airline catering).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses decreased from $13,290,000 in 1994 to $11,587,000 in 1995, due to the sale of the Miami and Orlando operations. Expenses (net of port fees) represented 50.9% of the Company's net sales in 1995, compared with 42.2% in 1994. The increase in this percentage reflects difficulties encountered by the Company in reducing such expenses in proportion to the decline in the Company's sales. Many of these expenses (such as corporate overhead) are relatively difficult to reduce in a short period of time.

         AIRLINE PORT FEES. The Company charges each of its airline catering customers a port fee equal to the amount of percentage rent which the Company must pay to each airport authority. The amount of this income was $867,000 in 1994 and $620,000 in 1995. The decline parallels the decrease in airline catering sales.

         DISPOSITION OF ASSETS. In 1995, the Company recognized a gain of $5,448,000 from the disposition of assets to Alpha. See Note D to the Consolidated Financial Statement. Such revenues were insignificant in 1994.

         NET EARNINGS. The Company had a net loss of $500,000 in 1994 compared with net income of $1,804,000 in 1995. As described above, the net income in 1995 was primarily due to the sale of assets to Alpha.

         The Company's income (before taxes) for 1995 was $3,062,000, compared with a loss (before taxes and accounting changes) of $1,014,000 for 1994. The comparability of these amounts, however, was significantly impacted by the gain of $5,478,000 earned by the Company in 1995 from the sale of the Miami and Orlando flight catering kitchens to Alpha (and other asset sales). After eliminating this gain, the income for 1995 before income taxes would decline to a loss of $2,416,000. The principal reason for this loss was the combined effect of the lost sales from Miami and Orlando and the Company's inability to reduce its selling, general and administrative expenses in proportion to such lost sales. During 1995, the Company attempted to modify its selling, general and administrative expenses to reflect the reduced size of its operations. Many of these expenses, however, will require a relatively long period to reduce. Accordingly, it is likely the Company will continue to incur significant losses from operations in the future.

1994 COMPARED TO 1993.

         NET SALES. The Company's net sales from continuing operations in 1994 were $29,465,000, compared with $28,167,000 in 1993. Sales for airline catering increased .7% from $20,900,000 in 1993 to $21,062,000 in 1994, while sales from restaurants, lounges, gift shops and private catering increased 20.5% from $6,970,000 in 1993 to $8,402,000 in 1994. The increase in airline catering was primarily due to acquisition of several new airline catering accounts, including KIWI and VASP, which offset decreased sales from several major customers such as U.S. Air, Air Canada, KLM and American. Sales to these customers was adversely affected by continuing cut-backs in meal service as well as declines in the number of flights to airports served by the Company. The increase in other sales was primarily due to a $866,000 increase in private catering related to the Company's operation of the summer school lunch program in Dade County, Florida.

         COST OF SALES. Costs of sales in 1994 increased to $17,472,000, compared with $16,498,000 in 1993, which roughly corresponded to the increase in sales. The Company's gross margin percentage decreased from 41.4% in 1993 to 40.7% in 1994. This decrease was caused smaller margins on airline catering, due to increasing competition for customers.

         SELLING AND ADMINISTRATIVE EXPENSES. The Company's selling and administrative expenses increased from $13,112,000 in 1993 to $13,290,000 in 1994. Expenses in 1994 (net of port fees) represented 42.2% of the Company's net sales, compared with 43.3% in 1993. The increase in selling and administrative expenses was primarily the result of a general increase in almost all the Company's expenses, including depreciation, property insurance and rent. These items more than offset declines certain expense items, such as bad debt expense, advertising and promotion and health insurance expense.

         AIRLINE PORT FEES. The Company charges each of its airline catering customers a port fee equal to the amount of percentage rent which the Company must pay to each airport authority. The amount of this income was $927,000 in 1993, compared with $867,000 in 1994. The decline parallels the decrease in airline catering sales at airports where port fees were charged.

         DISPOSITION OF ASSETS. In 1993, the Company recognized a loss of $94,000 from the disposition of assets. This loss was primarily a result of the closing of the Company's former flight catering kitchen in Daytona Beach, Florida.

         RECOVERY FROM DEFALCATION. In 1993, the Company recovered approximately $300,000 from its insurance carrier and others in connection with two embezzlements by former employees of the Company.

         NET EARNINGS. The Company had a net loss of $729,000 in 1993, compared with a net loss of $500,000 in 1994. As described above, the loss in 1994 was primarily due to a poorer margins of the Company's airline catering business and increased selling and administrative expenses.

FINANCIAL CONDITION.

         On September 30, 1995, the Company's current assets and current liabilities were $2,432,000 and $2,361,000, respectively, compared with $3,864,000 and $6,276,000 on September 30, 1994. The Company's current ratio (current assets divided by current liabilities) was 1.03 to 1 on September 30, 1995 and .62 to 1 on September 30, 1994.

         The Company's financial condition during 1995 was dramatically affected by the sale of the Miami and Orlando operations to Alpha. At the closing, the Company received $4,000,000 in cash and Alpha paid $1,000,000 of the Company's accounts payable. The Company received an additional $1,000,000 three months after the closing. The Company utilized these amounts to reduce its accounts payable (which declined by $1,432,000), its accrued expenses (which declined by $283,000), and its indebtedness to lenders (which declined by $3,448,000). Due to the sale of Alpha, the Company's working capital increased by $294,000 for the year, despite the loss from continuing operations.

         As discussed above, the Company incurred a loss of $2,416,000 from continued operations (after eliminating the gain from the Alpha transaction). The primary reason for this loss was the Company's inability to reduce its selling, general and administrative expenses in proportion to the lost sales caused by the transaction with Alpha. The Company anticipates that it will continue to incur losses from operations until it is able to reduce expenses and/or increase sales. The Company also hopes to expand its sales in other locations. In this connection, the Company hopes to generate significant sales from its new facilities in Sanford, Florida (which opened in the spring of 1996).

         If the Company is unable to reduce the level of its selling, general and administrative expenses to a level which is consistent with its current level of sales, the Company will continue to incur significant losses, which will undermine its working capital position. To address this problem, the Company would need to seek financing from additional outside lenders. If such funds were not available, the Company would need to sell additional operations in order to raise cash.

TRANSACTION WITH ALPHA FLIGHT SERVICES, INC..

         In February 1995, the Company sold its Miami and Orlando airline catering operations to Alpha. At the closing, the Company received $4,000,000 in cash and Alpha assumed and paid $1,000,000 of the Company's liabilities.

         In the summer of 1995, the Company received an additional $1,000,000 from Alpha. The agreement with Alpha originally provided that the Company would receive up to an additional $3,000,000 (over a period of three years) depending on the results of Alpha's operations in Miami and Orlando.

         In the fall of 1996, Alpha requested the Company to modify the original Alpha agreement. Alpha needed the Company's consent to the proposed sale of the Miami and Orlando catering kitchens by Alpha to Flying Food Fair, Inc. ("FFF"). Under the terms of the modification, Alpha agreed to make the following payments to the Company: (i) a payment of $1,000,000 to the Company upon the sale of the catering kitchens to FFF; (ii) an additional payment of up to $1,000,000 upon the six-month anniversary of the sale of the business to FFF (contingent upon sales generated by FFF at the Miami and Orlando catering kitchens); and (iii) a payment of $1,000,000 on March 2, 1998.

         The transaction with FFF closed in November, 1996 and the Company received the initial payment of $1,000,000.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Consolidated Financial Statements are attached to this Form 10-K. Supplementary data is not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  This information is incorporated by reference from the Company's 1996 Information Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14C.

ITEM 11.          EXECUTIVE COMPENSATION

                  This information is incorporated by reference from the Company's 1996 Information Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14C.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

                  This information is incorporated by reference from the Company's 1996 Information Statement to be filed with the securities and Exchange Commission pursuant to Regulation 14C.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  This information is incorporated by reference from the Company's 1996 Information Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14C.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K
                                                                        PAGE NO.
                                                                        --------
  (a)(1)          Financial Statements.  The following
                  financial statements are filed as part
                  of this report:

                  i)         Report of Independent Certified               26
                             Public Accountants

                  ii)        Consolidated Balance Sheets                   28
                             at September 30, 1995 and 1994

                  iii)       Consolidated Statement of Operations          30
                             for the three years ended
                             September 30, 1995, 1994 and 1993

                  iv)        Statement of Consolidated                     32
                             Shareholders' Equity for
                             the three years ended
                             September 30, 1995, 1994 and 1993

                  v)         Consolidated Statement of Cash                33
                             Flows for the three years ended
                             September 30, 1995, 1994 and 1993

                  vi)        Notes to Consolidated Financial               36
                             Statements

  (a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statements schedules are filed as a part of this report:

                  i)         Schedule V - Property, Plant and              54
                             Equipment

                  ii)        Schedule VI - Accumulated Depreciation        55
                             and Amortization of Property, Plant
                             and Equipment

                  iii)       Schedule VIII - Valuation and Qualifying      56
                             Accounts

                  iv)        Schedule X - Supplementary Income             57
                             Statement Information

  (a)(3) EXHIBITS. The Exhibits set forth in the following Index of the Exhibits are filed as a part of this report:

         (3)      Articles of Incorporation and By-Laws:

                  (a) Articles of Incorporation are incorporated by reference from the Company's Form 10-K for the fiscal year ended September 30, 1982.

                  (b) By-Laws are incorporated by reference from the Company's Form 10-K for the fiscal year ended September 30, 1988.

         (10)     Material Contracts:

                  (a) Material contracts incorporated by reference from the Company's Form l0-K for the fiscal year ended September 30, 1982:

                           (i)      Profit Sharing Plan.

                  (b) Material contracts incorporated by reference from the Company's Report on Form 8-K dated December 28, 1989:

                           (i) Right of First Refusal Agreement, by and between Marriott Corporation, Jerry's, Inc., Jerry's Caterers, Inc. and Gerard J. Pendergast, Jr.

                  (c) Material contracts incorporated by reference from the Company's Report on Form 8-K dated February 2, 1995:

                           (i) Asset Purchase Agreement dated February 2, 1995 by and among Jerry's, Inc., Jerry's Caterers, Inc., Meiner's Catering Service, Inc., Gerard J. Pendergast, Jr., Alpha Flight Services, Inc. and Alpha Flight Services Florida, Inc.

                  (d) Agreement dated September 1996 by and among Jerry's, Inc., Jerry's Caterers, Inc., Meiner's Catering Service, Inc., Gerard J. Pendergast, Jr., Alpha Flight Services, Inc., Alpha Flight Services Florida, Inc., and Alpha Overseas Holdings, Ltd.

         (22) A list of the Company's subsidiaries is incorporated by reference from the Company's Form 10-K for the fiscal year ended September 30, 1986.

                  (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed for the quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JERRY'S, INC.



Dated:  July 7, 1997                   By: /s/ Gerard J. Pendergast, Jr.
                                          --------------------------
                                          Gerard J. Pendergast, Jr.,
                                          President


Dated:  July 7, 1997                   By: /s/ Karen P. Rhodes
                                          --------------------------------
                                           Karen P. Rhodes,
                                           Chief Financial and Accounting
                                           Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Dated:  July 7, 1997                   By: /s/ Gerard J. Pendergast, Jr.
                                          -------------------------
                                          Gerard J. Pendergast, Jr.
                                          Director


Dated:  July 7, 1997                   By: /s/ Laura L. Pendergast
                                          -----------------------------
                                          Laura L. Pendergast, Director


Dated:  July 7, 1997                   By: /s/ Karen P. Rhodes
                                          -------------------------
                                          Karen P. Rhodes, Director

                          Independent Auditor's Report


Shareholders and Board of Directors
  Jerry's Inc.
West Palm Beach, Florida


            I have audited the consolidated financial statements and related schedules of Jerry's, Inc. and subsidiaries listed in the accompanying index to financial statements (items 14(a) and (2)). These financial statements and related schedules are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements and related schedules based on my audits.

            I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

            In my opinion, the financial statements listed in the accompanying index to financial statement (item 14(a)(1)) present fairly, in all material respects, the consolidated financial position of Jerry's Inc. at September 30, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ending September 30, 1995 in conformity with generally accepted accounting principles.

Shareholders and Board of Directors
  Jerry's, Inc.
West Palm Beach, Florida                                                 Page 2



            Further, it is my opinion that the schedules listed in the accompanying index to financial statements (Items 14(a)(2)) present fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.

            As discussed, in Note A-5 to the financial statements, in fiscal 1994 the Company changed its method of accounting for income taxes. As discussed in Note B to the financial statements, during February, 1995, the Company sold the assets of its Miami, Florida and Orlando, Florida airline catering operations. These facilities represent a significant portion of the Company's total assets, sales, and operations.


           /s/ Larry Wolfe
           -------------------------------
           LARRY WOLFE
           Certified Public Accountant

Miami, Florida
May 2, 1996

                         JERRY'S, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1995 AND 1994

ASSETS                                                          1995                  1994
                                                             ----------            -----------
CURRENT ASSETS:

  Cash and Cash Items (Note E)                                 $ 759,133           $   464,953
  Customer Accounts Receivable
    Less Allowance for Doubtful Accounts:
    $230,000 in 1995 and $276,000 in 1994                        807,857             2,240,553
  Inventories (Note A-2)                                         311,648               410,865
  Deferred Income Taxes (Note M)                                 105,109               295,530
  Prepaid Expenses and Other Current Assets (Note G)
  (Net of $5,000 Allowance In 1995 and 1994)                     449,078               457,158
                                                              ----------            ----------

            Total Current Assets                               2,432,825             3,869,059
                                                              ----------            ----------


INVESTMENTS:
  Land Held for Investment (Note H-1)                             87,000                87,000
  Other Investments (Note H-2)                                   265,528               495,174
                                                              ----------            ----------
            Total Investments                                    352,528               582,174
                                                              ----------            ----------

PROPERTY, PLANT AND EQUIPMENT:  (NOTE I)
  Cost                                                        13,857,557            15,426,570
  Less:  Accumulated Depreciation                              9,420,655             9,118,785
                                                             -----------           -----------
            Net Book Value                                     4,436,902             6,307,785
                                                             -----------           -----------


OTHER ASSETS:
  Cash (Restricted) (Note E)                                     580,297               467,565
  Leasehold Rights and Other Intangible Assets
    Less Accumulated Amortization of $13,482 in
    1995 and $6,312 in 1994                                        8,096                15,265
  Cash Surrender Value of Insurance                               39,393                35,861
  Deposits and Miscellaneous                                     219,529               278,201
  Employee Loans Receivable (Net of $20,000 Allowance
    In 1995 and $10,000 in 1994)                                  79,840                33,858
  Other Receivables - Non-Current Portion
    (Net of $13,000 Allowance in 1995 and
    1994)                                                         95,376               120,327
  Deferred Income Taxes - Non-Current Portion (Note M)           528,764               406,524
                                                             -----------         -------------
            Total Other Assets                                 1,551,295             1,357,601
                                                             -----------         -------------
               TOTAL ASSETS                                  $ 8,773,550           $12,116,619
                                                             ===========         =============

See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1995 AND 1994
                                   (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY                                          1995                          1994
                                                                       ----------------              ----------------
CURRENT LIABILITIES:
  Notes Payable to Bank and Others (Note J)                            $             --              $      1,723,040
  Current Portion of Long-Term Debt (Note K)                                    519,490                       899,752
  Accounts Payable                                                            1,171,228                     2,602,980
  Income Taxes Payable                                                           12,307                       109,381
  Accrued Expenses (Note L)                                                     657,504                       940,503
                                                                       ----------------              ----------------
            Total Current Liabilities                                         2,360,529                     6,275,656


LONG-TERM LIABILITIES:
  Long-Term Debt, Less Current Portion (Note K)                               3,073,603                     4,303,541
                                                                       ----------------              ----------------
             TOTAL LIABILITIES                                                5,434,132                    10,579,197
                                                                       ----------------              ----------------


STOCKHOLDERS' EQUITY (NOTE N):
  Capital Stock -
    Common Stock of $.04 par value - Authorized
    4,000,000 Shares; 622,377 Shares Issued in
      1995 and 1994                                                              24,895                        24,895
  Capital In Excess of Par Value                                                116,178                       116,178
  Retained Earnings                                                           3,365,427                     1,561,760
                                                                       ----------------              ----------------
            Subtotal                                                          3,506,500                     1,702,833
    Less:  Shares Reacquired and Held in Treasury
           (59,955 Shares in 1995 and
            59,381 Shares in 1994 at Cost)                                      167,082                       165,411
                                                                       ----------------              ----------------
                TOTAL STOCKHOLDERS' EQUITY                                    3,339,418                     1,537,422
                                                                       ----------------              ----------------





Commitments, Contingencies, and Subsequent Events                                    --                            --
                                                                       ----------------              ----------------
           (Notes O, Q, and R)
               TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY                                                  $      8,773,550              $     12,116,619
                                                                       ================              ================




See accompanying notes to Consolidated Financial Statements.


                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE YEARS ENDING SEPTEMBER 30, 1995

                                                           1995                      1994                       1993
                                                     ---------------         -----------------           ---------------
NET SALES:
     (A substantial portion of
     which is attributable to four
     customers and a substantial
     portion of which have been
     discontinued (Note B)                           $    21,526,532         $      29,464,898           $    28,167,003
                                                     ---------------         -----------------           ---------------

COSTS, EXPENSES AND OTHER ITEMS:
     Costs of Sales                                       12,631,936                17,471,955                16,497,510
     Selling and Administrative Expenses                  11,587,365                13,289,568                13,112,248
     Airline Port Fees (Income)                             (619,815)                 (866,845)                 (926,791)
     Interest (Income)                                       (96,320)                  (26,104)                  (34,877)
     Interest Expense                                        556,236                   735,221                   765,095
     (Gain) or Loss on Disposition
       of Assets                                          (5,478,266)                   (6,062)                   94,416
     Equity in (Earnings) Loss of
       Joint Ventures                                         (2,229)                  (12,417)                  (61,394)
     Other (Income)                                         (112,166)                 (105,061)                  (93,709)
     Defalcations (Recoveries) (Note S)                       (1,900)                   (1,800)                 (300,411)
                                                     ---------------         -----------------           ---------------
       Total Costs, Expenses and
         Other Items                                      18,464,841                30,478,455                29,052,087
                                                     ---------------         -----------------           ---------------
     Income (Loss) Before Provision
       for Income Taxes                                    3,061,691                (1,013,557)                 (885,084)
                                                     ---------------           ---------------           ---------------

PROVISION (CREDIT) FOR INCOME TAXES
     (Note M)
     Federal                                               1,103,313                  (296,379)                 (155,697)
     State                                                   154,711                   (74,882)                       --
                                                     ---------------         -----------------           ---------------
     Total Provision (Credit) For
      Income Taxes                                         1,258,024                  (371,261)                 (155,697)
                                                     ---------------           ---------------           ---------------

INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGES                               1,803,667                  (642,296)                 (729,387)


Cumulative Effect To October, 1993 of
Change In Accounting For Income Taxes
(Note A-5)                                                        --                   142,094                        --
                                                     ---------------         -----------------           ---------------

       Net Income (Loss)                             $     1,803,667         $        (500,202)          $      (729,387)
                                                     ===============         =================           ===============






NET INCOME (LOSS) PER COMMON SHARE
     Before Extraordinary Gain and
     Cumulative Effect of Change In
     Accounting Principal                            $          3.20         $           (1.13)          $         (1.25)
     Cumulative Effect To October,
     1993 Of Change In Accounting
     For Income Taxes                                             --                       .25                        --
                                                     ---------------         -----------------           ---------------

     Net Income (Loss) Per Common Share              $          3.20         $            (.88)          $         (1.25)
                                                     ===============         =================           ===============

AVERAGE SHARES OF COMMON STOCK
  Outstanding                                                562,512                   567,877                   581,844
                                                     ===============         =================           ===============

See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1995

                                                                 COMMON STOCK
                                              TOTAL          ---------------------        CAPITAL IN
                                           STOCKHOLDERS'       NUMBER                      EXCESS OF      RETAINED         TREASURY
                                              EQUITY         OF SHARES      AMOUNT         PAR VALUE      EARNINGS           STOCK
                                           -----------     -----------    -----------    -----------    -----------     -----------
Balance at September 30, 1992              $ 2,807,328         622,377    $    24,895    $   116,178    $ 2,791,349     $  (125,094)

Net (Loss)                                    (729,387)           --             --             --         (729,387)           --
                                           -----------     -----------    -----------    -----------    -----------     -----------

Balance at September 30, 1993                2,077,941         622,377         24,895        116,178      2,061,962        (125,094)

Acquisition of 18,848 Shares of
 Treasury Stock                                (40,317)           --             --             --             --           (40,317)

Net (Loss)                                    (500,202)           --             --             --         (500,202)           --
                                           -----------     -----------    -----------    -----------    -----------     -----------

Balance at September 30, 1994                1,537,422         622,377         24,895        116,178      1,561,760        (165,411)

Acquisition of 614 Shares of
  Treasury Stock                                (1,671)           --             --             --             --            (1,671)

Net Income                                   1,803,667            --             --             --        1,803,667            --
                                           -----------     -----------    -----------    -----------    -----------     -----------

Balance at September 30, 1995              $ 3,339,418         622,377    $    24,895    $   116,178    $ 3,365,427     $  (167,082)
                                           ===========     ===========    ===========    ===========    ===========     ===========


See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THREE YEARS ENDED SEPTEMBER 30, 1995

                                                                                1995                 1994                  1993
                                                                            -----------           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                      $ 1,803,667           $  (500,202)          $  (729,387)

     Adjustments to Reconcile Net Income
              To Net Cash Provided by Operating
              Activities:
              Depreciation and Amortization                                   1,474,244             1,651,915             1,927,656
              Provision for Losses on
                Accounts                                                         46,151               162,659               209,902
              Provision for Losses on Employee
                Loans and Other Receivables                                      75,029                65,029                49,500
              Deferred Income Tax Provision                                      68,181              (562,271)                5,735

              Equity in (Earnings) Loss of
                Joint Ventures                                                   (2,229)              (12,417)              (61,394)
              Loss (Gain) on Sale of Assets                                  (5,478,266)               (6,062)               94,416
              Change in Assets and Liabilities:
              (Increase) Decrease in Accounts
                Receivable                                                    1,386,545              (448,584)              430,279
              (Increase) Decrease in Inventory                                   99,217                44,954                29,943
              (Increase) Decrease in Prepaid
                Expenses and Other                                              (83,211)             (169,784)              (38,165)
              (Increase) Decrease in Other
                Assets                                                          (12,489)               76,979               (11,204)
              Increase (Decrease) in Accounts
                Payable                                                      (1,431,752)              413,792               506,546
              Increase (Decrease) in Accrued
                Expenses                                                       (282,999)              129,022              (105,196)
              Increase (Decrease) in Income
                Taxes Payable                                                   (97,074)              (35,352)             (405,846)
                                                                            -----------           -----------           -----------
     Net Cash Provided by (Used in) Operating
              Activities                                                     (2,434,986)              769,678             1,902,785
                                                                            -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from Sale of Property
              and Equipment                                                   6,331,781                14,132                58,080
     Payments Received on Note from
              Sale of Property & Equipment                                       62,860                62,860                10,102
     Proceeds from Investments                                                  231,875                20,281                  --
     Purchase of Property & Equipment                                          (449,707)             (506,891)           (1,482,282)
     Additions to Investments                                                      --                    --                     (37)
                                                                            -----------           -----------           -----------
     Net Cash Provided by (Used in Investing)
                Activities                                                  $ 6,176,809           $  (409,618)          $(1,414,137)
                                                                            -----------           -----------           -----------

See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1995
                                   (Continued)

                                                                            1995                   1994                    1993
                                                                        -----------             -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from Line-of-Credit and
              Long-Term Borrowings                                      $   415,790             $   321,805             $ 1,292,268
     Decrease (Increase) in Other
              Receivables                                                      --                      --                   (31,769)
     Principal Payments Under Line-of-
              Credit and Long-Term Debt                                  (3,749,030)               (839,383)             (1,419,641)
     Payments to Acquire Treasury Stock                                      (1,671)                (40,317)                   --
     Decrease (Increase) in Restricted
              Cash                                                         (112,732)                (76,610)                (95,955)
     Additions to Intangible Assets                                            --                    (5,606)                 (7,487)
                                                                        -----------             -----------             -----------
     Net Cash Provided (Used) by
              Financing Activities                                       (3,447,643)               (640,111)               (262,584)
                                                                        -----------             -----------             -----------

Net Increase (Decrease) in Cash
     and Cash Equivalents                                                   294,180                (280,051)                226,064

CASH AND CASH EQUIVALENTS
     at Beginning of Year                                                   464,953                 745,004                 518,940
                                                                        -----------             -----------             -----------

CASH AND CASH EQUIVALENTS AT
     End of Year                                                        $   759,133             $   464,953             $   745,004
                                                                        ===========             ===========             ===========




See accompanying notes to Consolidated Financial Statements.


                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1995
                                   (Continued)

                                                                               1995                     1994                  1993
                                                                       -----------------           --------------           --------
Additional Cash Flow Information:

     Cash Paid During the Year for:
              Interest (Non-Capitalized)                               $         572,649           $      749,027           $783,300
                                                                       =================           ==============           ========
              Income Taxes                                             $       1,286,916           $       84,268           $322,102
                                                                       =================           ==============           ========

Non-Cash Activities:

     Purchase of Property, Plant and
     Equipment (net of Cash Paid
     For Notes)                                                        $            --             $      468,203           $   --
                                                                       =================           ==============           ========

     Sale of Property, Plant and
     Equipment (Net of Cash Received
     for assumption of Note Payable
     to a Bank)                                                        $            --             $         --             $ 83,000
                                                                       =================           ==============           ========




See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.       CONSOLIDATION -

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned and all of which are engaged in the food and beverage service and/or the gift shop business. Significant intercompany accounts and transactions have been eliminated in consolidation.

2.       INVENTORIES -

         Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis and market-based upon the lower of replacement cost or realizable value.
Inventories consisted of the following amounts:

                                 1995             1994                1993
                            ------------    ----------------   ---------------
         Finished Goods     $     63,085    $         61,397   $        69,779
         Raw Materials           248,563             349,468           386,040
                            ------------    ----------------   ---------------

                  Total     $    311,648    $        410,865   $       455,819
                            ============    ================   ===============

3.      PROPERTY, PLANT, AND EQUIPMENT -

        Property, plant and equipment are carried at cost. The Company calculates depreciation under the straight-line and accelerated methods at annual rates based upon the estimated service lives of each type of asset. These service lives are generally as follows:

                Buildings and Improvements             7 to 35 years
                Equipment and Furniture                5 to 7 years
                Aircraft and Automotive                3 to 7 years
                Leasehold Improvements and Other       5 to 7 years

        Assets with an original cost of approximately $4,300,000 have been fully depreciated at September 30, 1995.

Jerry's Inc. and Subsidiaries                                September 30, 1995
Notes to Consolidated Financial Statements



4.      INTANGIBLES -

        The Company has recorded as goodwill the difference between the cost of its investment in Meiner's Catering Service, Inc. and the underlying fair value of the acquired net assets on the acquisition date. Meiner's exclusively catered private functions prior to acquisition, and continued to cater private functions after acquisition as well as providing in-flight catering services to the Orlando, Florida airport. During July 1993, Meiner's ceased catering private functions and the Company reduced the amortization period of the goodwill from 40 years to 7 years. See Note T.

        The Company amortizes mortgage costs over the life of the mortgage using the straight-line method.

5.      INCOME TAXES -

        Effective October 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." It requires an asset and liability approach for financial accounting and reporting for deferred income taxes. The cumulative effect of this accounting change was a one-time non-cash increase to net income of $142,094 or $.25 per share. Prior year financial statements have not been restated to apply the provisions of SFAS No. 109.

        Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such a valuation allowance would be included in the provision for deferred taxes in the period of change.


6.      INCOME PER SHARE -

        Income per share is computed based upon the weighted average number of common shares outstanding during each year.

7.      CASH -

        The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

8.      CONCENTRATIONS OF CREDIT RISK -

        The Company is subject to credit risk arising from the concentration of its temporary cash investments and trade receivables. Most of the Company's temporary cash investments are concentrated with a single financial institution. This institution, however, has a high credit rating. The Company's trade receivables are concentrated with a small number of airlines. In particular, the Company primarily sells its products to about 60 airlines or aviation related companies in the States of Florida, Georgia and Alabama, and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure

Jerry's Inc. and Subsidiaries                                September 30, 1995
Notes to Consolidated Financial Statements



for credit losses and maintains allowances for anticipated losses. As of September 30, 1995, approximately 71% of the recorded trade receivables were concentrated with 6 airlines. As of September 30, 1994 approximately 67% of the receivables were concentrated with 9 airlines.

9.      REVENUE RECOGNITION -

        Revenue is recognized upon shipment of goods to customers and upon performance of services.

10.     ADVERTISING COSTS -

        Advertising costs are generally charged to operations in the year incurred and totaled $332,000 in 1995, $344,000 in 1994 and $380,000 in 1993.

11.     ENVIRONMENTAL EXPOSURES -

        The Company accrues environmental costs when it is possible that a liability has been incurred and the amount can be reasonably estimated.

NOTE B - SALES

        A substantial portion of the Company's revenues have been derived from catering flights of four airlines, as follows:

                                                                 PERCENT OF TOTAL SALES
                                           -----------------------------------------------------------------
        YEAR ENDED SEPTEMBER 30,           AIR CANADA       CONTINENTAL                U.S. AIR         KIWI
        -----------------------            ----------       -----------                --------         ----
                1995                           5%               5%                       24%             6%
                1994                           7%               5%                       23%             6%
                1993                           8%               6%                       26%             3%

        During February 1995, the Company sold its airline catering operations in Miami, Florida and Orlando, Florida to Alpha Flight Services Florida, Inc. The sales that were discontinued during February 1995 amounted to:

                                          SALES          PERCENTAGE OF
                                      DISCONTINUED        TOTAL SALES
                                      ------------       -------------
          Year Ended 9/30/95          $ 3,008,000             14%
          Year Ended 9/30/94            9,400,000             32%
          Year Ended 9/30/93            8,000,000             28%

NOTE C - RIGHT OF FIRST REFUSAL

        On May 1, 1990, the Company entered into a right of first refusal agreement with a competing airline caterer. Under the agreement, the Company granted the purchaser a 10-year right of first refusal with respect to the sale of any airline catering business owned by the Company. The purchaser agreed to pay the Company $385,000 in 24 quarterly installments commencing on May 31, 1994. The income will be recorded pro rata over the 10-year term of the agreement.

Jerry's Inc. and Subsidiaries                                September 30, 1995
Notes to Consolidated Financial Statements



NOTE D - SALES OF ASSETS AND DISPOSITIONS

        During 1995, the Company sold its airline catering operation at Miami, Florida and Orlando, Florida for $6,000,000 ($5,000,000 cash and the assumption by the Buyer of $1,000,000 of the Company's liabilities). The approximate pre-tax gain on the sale was $5,400,000 ($3,000,000 post-tax). The Company is also entitled to receive up to $3,000,000 if the Buyer's gross revenues at the Miami and Orlando facilities exceed certain annual base sales amounts over the next 3 years. This contingent consideration is subject to a limitation of $1,000,000 per year in the first two years.

        During 1995, the Company sold real estate and equipment for approximately $332,000 in cash which resulted in a pre-tax gain of approximately $78,000 ($50,000 post-tax).

        During 1994, the Company sold automotive equipment for approximately $14,000 resulting in a pre-tax gain of $6,000 ($4,000 post-tax).

        During 1993, the Company sold land, building, equipment and automotive equipment for approximately $150,000 resulting in a pre-tax loss of $94,000 ($77,000 post-tax loss).

NOTE E - CASH AND CASH ITEMS

        Cash and cash items consisted of the following:

                                                         SEPTEMBER 30,
                                                ------------------------------
                                                    1995               1994
                                                -------------    -------------

Cash Funds and Checking accounts                $     759,000    $     464,953
Certificates of Deposit                               580,297          467,565
                                                -------------    -------------

TOTAL                                               1,339,430          932,518

Portion Restricted and Shown as Other Assets          580,297          467,565
                                                -------------    -------------

Portion Shown as Current Assets                 $     759,133    $     464,953
                                                =============    =============

Certificates of deposit in the amount of $351,669 have been pledged as collateral for performance bonds at five locations of the Company. Certificates of deposits in the amounts of $50,000 and $178,627 have been pledged as collateral for a customs bond and for additional debt, respectively.

NOTE F - SEGMENT INFORMATION

         During 1995, 1994 and 1993, the Company operated in two industry segments: food and beverage, and gift shop. The Company operates only in the continental United States.

         Operations in the food and beverage segment involve the production and sale of foods and beverages through in-flight catering, restaurants, cafeterias, lounges and vending machines. Operations in the gift shops segment include the sale of gifts, clothing, souvenirs, supplies, accessories, novelties, sundries, and tobacco products.

Jerry's Inc. and Subsidiaries                                September 30, 1995
Notes to Consolidated Financial Statements



BUSINESS SEGMENT DATA FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

         The Company has not reported any segment information for the 1995, 1994 and 1993 fiscal years because the food and beverage segment consisted of more than 90% of the Company's combined revenue, profits and assets for these periods.

NOTE G - PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consisted of the following:

                                         SEPTEMBER 30,         SEPTEMBER 30,
                                              1995                 1994
                                        --------------       -----------------
Other Receivables                       $      271,500       $         131,278
Unexpired Insurance Premiums                    75,435                 211,291
Prepaid Rental and Concession Fees              23,559                   8,914
Deferred Taxes and Licenses                     50,889                  58,017
Escrow Accounts and Other                       27,695                  47,658
                                        --------------       -----------------

TOTAL                                   $      449,078       $         457,158
                                        ==============       =================

Included in the Other Receivables on September 30, 1995 is a $125,000 advance to a related party (See Note U3).

NOTE H - INVESTMENTS

1.       LAND HELD FOR INVESTMENT -

         Land held for investment consisted of the following:

                                                      SEPTEMBER 30  SEPTEMBER 30
                                                          1995          1994
                                                      -----------   ----------
         10 acres - Dade County, Florida, at cost     $    40,000   $   40,000
         Lot - Dade County, Florida, at cost               22,000       22,000
         Lots - Holly Springs Golf Course,
         Franklin, North Carolina, at cost                 25,000       25,000
                                                      -----------   ----------

                  TOTAL                               $    87,000   $   87,000
                                                      ===========   ==========

Jerry's Inc. and Subsidiaries                               September 30, 1995
Notes to Consolidated Financial Statements




2.       OTHER INVESTMENTS -

                                                      SEPTEMBER 30,        SEPTEMBER 30,           SEPTEMBER 30,
                                                           1995                 1994                   1993
                                                     --------------        --------------         --------------
         a.       Investment in unincorporated
                  Joint Venture - 20.8333%
                  Interest in acreage in Dade
                  County, Florida
                  (Equity Method)

                  The unaudited financial
                  information of the
                  unincorporated Joint
                  Venture at December 31,
                  1994, 1993 and 1992
                  follows:



                  Total Assets:                      $      717,469        $      719,279         $      716,059
                  Total Liabilities                              --                    --                  1,430
                                                     --------------        --------------         --------------

                  Joint Venture
                    Capital Account                  $      717,469        $      719,279         $      714,629
                                                     ==============        ==============         ==============
                  Revenues                           $       14,599        $       21,926         $      314,936
                  Expenses                                   16,542                18,709                 45,196
                                                     --------------        --------------         --------------
                  Net Income (Loss)                  $       (1,943)       $        3,217         $      269,740
                                                     ==============        ==============         ==============

                  Jerry's, Inc. Share
                    of Capital Account               $      149,446        $      149,851         $      149,181

                  Jerry's, Inc. Advances
                    To (Distributions
                    From) the Joint
                    Venture January 1
                     to September 30                       (231,875)                   --                     --
                                                     --------------        --------------         --------------
         Total                                       $      (82,429)       $      149,851         $      149,181
                                                     ==============        ==============         ==============
         Jerry's, Inc. Share
           of Net Income (Loss)                      $         (405)       $          670         $       56,196
                                                     ==============        ==============         ==============

Jerry's Inc. and Subsidiaries                                September 30, 1995
Notes to Consolidated Financial Statements



                                                     SEPTEMBER 30,         SEPTEMBER 30,           SEPTEMBER 30,
                                                           1995                  1994                   1993
                                                     --------------        --------------         --------------
         b.       Investment in unincorporated
                  Joint Venture - 25% interest
                  in 80 acres of land in Dade
                  County, Florida
                  (Equity Method)

                  The unaudited financial
                  information of the
                  unincorporated Joint
                  Venture at December 31,
                  1994, 1993 and 1992
                  follows:

                  Total Assets                       $    1,350,745        $    1,368,171         $    1,376,763
                  Total Liabilities                              --                    --                     --
                                                     --------------        --------------         --------------
                  Joint Venture
                    Capital Account                  $    1,350,745        $    1,368,191         $    1,376,763
                                                     ==============        ==============         ==============
                  Revenues                           $       30,000        $       29,590         $       29,990
                  Expenses                                   17,436                 8,162                  9,098
                                                     --------------        --------------         --------------
                  Net Income                         $       12,564        $       21,428         $       20,892
                                                     ==============        ==============         ==============

                  Jerry's, Inc. Share
                    of Capital Account               $      337,686        $      342,045         $      344,188

                  Jerry's, Inc. Advances

                  To (Distributions
                  From) the Joint
                  Venture January 1
                  to September 30                                                 (7,500)                   --
                                                     --------------        -------------          ------------

                  Total                              $      337,686        $     334,545          $    344,188
                                                     ==============        =============          ============
                  Jerry's, Inc. Share
                    of Net Income                    $        3,141        $       5,357          $      5,224
                                                     ==============        =============          ============

Jerry's Inc. and Subsidiaries                                September 30, 1995
Notes to Consolidated Financial Statements

                                                     SEPTEMBER 30,         SEPTEMBER 30,           SEPTEMBER 30,
                                                           1995                  1994                   1993
                                                     --------------        --------------         --------------

         c.       Investment in working
                  interest in and to oil
                  and gas leases.

                  Jerry's Inc.
                  Carrying Value                     $          --         $         --           $        150
                                                     ==============        =============          ============

                  Jerry's Inc.
                  share of
                  Net Income (Loss)                  $          --         $       4,706          $       (137)
                                                     ==============        =============          ============

         d.       Investment in .71%
                    interest in Red
                    Berry's Baseball
                    World, Ltd.
                    (Equity Method)                  $       10,271        $      10,778          $      9,519
                                                     ==============        =============          ============

                  Jerry's Inc. share of
                    Income (Loss)                    $         (507)       $       1,684          $        111
                                                     ==============        =============          ============

                  Equity in Earnings (Loss)
                  of Joint Ventures                  $        2,229        $      12,417          $     61,394
                                                     ==============        =============          ============
                  Total Other
                  Investments                        $      265,528        $     495,174          $    503,038
                                                     ==============        =============          ============

                                      -43-

Jerry's Inc. and Subsidiaries                               September 30, 1995
Notes to Consolidated Financial Statements



NOTE I - PROPERTY, PLANT, AND EQUIPMENT (SUBSTANTIALLY PLEDGED)

         The following is a summary of cost and accumulated depreciation:

                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                    1995               1994
                                               --------------     --------------
Cost -
         Land                                  $      149,281     $      192,981
         Buildings and Building
           Improvements                             1,431,686          1,891,830
         Equipment and Furniture                    3,820,593          4,310,698
         Aircraft and Automotive Equipment          3,057,724          3,294,370
         Leasehold Improvements
           and Other                                5,398,273          5,736,691
                                               --------------     --------------
         Total Cost                                13,857,557         15,426,570
Less: Accumulated Depreciation                      9,420,655          9,118,785
                                               --------------     --------------

                       Net Book Value          $    4,436,902     $    6,307,785
                                               ==============     ==============

NOTE J - NOTES PAYABLE-BANK AND OTHERS

                                          SEPTEMBER 30,       SEPTEMBER 30,
                                              1995                 1994
                                          -----------         ------------
Note payable to financial institution
of up to $3,000,000 bearing interest at
3-1/4% plus prime and collateralized
by receivables, inventory, equipment,
leasehold rights, and real estate, and
the personal guarantee of the Company's
President.                                $        --         $  1,723,040
                                          ===========         ============

NOTE K - LONG-TERM DEBT

         Principal balances outstanding and details of long-term debt are summarized as follows:

                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                    1995              1994
                                               -------------     -------------
         DESCRIPTION
         -----------
         Chattel mortgage notes on equipment,
improvements, aircraft and automotive
equipment, payable in monthly installments
of approximately $40,000 (including interest),
with varying maturities through 2004. A
chattel mortgage on automotive equipment is
further collateralized by a certificate of
deposit in the amount of $100,000.             $   2,354,224     $   2,318,048

Jerry's Inc. and Subsidiaries                                 September 30, 1995
Notes to Consolidated Financial Statements

                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                           1995               1994
                                                       -------------     -------------
         DESCRIPTION
         -----------
         7% to 12-1/2% notes payable, collateralized
by mortgages on land and buildings, payable
in monthly installments of approximately $8,000
(including interest), with varying maturities
through 2018.                                              743,688          1,034,232

         11% (3-1/4% above prime) note
payable to financial institution, collateralized
by equipment, leaseholds, and real estate,
payable in monthly installments of $12,500
plus interest with a final payment due
November 7, 1995.                                              -0-            125,000

         10-1/4% (1-1/2 % above prime) note
payable to bank, collateralized by equipment,
leasehold and real estate at the Company's
facilities in Melbourne, Florida, along with
the personal guaranty of the Company's
President, payable in monthly installments
of $1,667 plus interest with a final payment
of $52,995 due January 28, 2000.                           141,328            166,118


                                      -45-

Jerry's Inc. and Subsidiaries                                 September 30, 1995
Notes to Consolidated Financial Statements

                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                                      1995                            1994
                                                                ----------------                ---------------
         DESCRIPTION
         -----------
         Non-interest bearing note, due in 36 monthly
installments of $5,278 commencing November 1,
1991 with an additional payment of $20,000 due
February 1, 1992. The original face amount of the
note is $178,403 (net of discount based on imputed
interest rate of 11-1/4%). This note is guaranteed
by the Company's officers.                                                    --                         10,209

         10% note due in 1996 to former owner of
acquired company, collateralized by the capital
stock and assets of Meiner's Catering Service, Inc.
payable in quarterly installments of $19,918 including
interest for ten years.                                                       --                        142,816

         18% note payable collateralized by equipment
and leasehold improvements and interests at the
Company's facilities in Pensacola, Florida, along with
the personal guarantee of the Company's President,
payable in monthly installments of $15,763 (including
interest) through 1999.                                                       --                        551,712

         18% note payable secured by the personal
guarantee of the President, payable in monthly
installments of $8,407 (including interest) through 2000.                     --                        365,730

         9% note payable collateralized by leasehold
improvements at the Company's facilities in Daytona
Beach, Florida, along with a certificate of deposit of
$75,000 and the personal guarantee of the
Company's President, payable in monthly
installments of $14,531 (including interest)
through 1997.                                                            353,853                        489,428
                                                                ----------------                ---------------

         TOTAL                                                         3,593,093                      5,203,293
         Less payments due within one year                               519,490                        899,752
                                                                ----------------                ---------------
         Long-Term Debt, less current portion                   $      3,073,603                $     4,303,541
                                                                ================                ===============

                                      -46-

Jerry's Inc. and Subsidiaries                                September 30, 1995
Notes to Consolidated Financial Statements



         Payments of principal required on the foregoing long-term debt are as follows:

                                                  FISCAL YEAR ENDING
                                                  ------------------
                    1997                  1998             1999            2000        THEREAFTER           TOTAL
                    ----                  ----             ----            ----        ----------           -----
Amount            $562,990            $472,983          $272,898         $290,166      $1,474,566         $3,073,603
                  ========            ========          ========         ========      ==========         ==========

         Substantially all of the Company's property, plant and equipment are pledged as collateral for these debts.

NOTE L - ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                         SEPTEMBER 30,         SEPTEMBER 30,
                                             1995                   1994
                                        --------------        --------------
         Payroll                        $       91,394        $      108,727
         Interest                               10,444                26,858
         Rent                                   88,728               142,737
         Taxes, Other than Income              142,824               183,613
         Other                                 324,114               478,568
                                        --------------        --------------
             Total                      $      657,504        $      940,503
                                        ==============        ==============

         The Company does not accrue any amounts for compensated absences because the amounts cannot be reasonably estimated and the accrual would not have a material adverse effect on the financial condition of the Company.

NOTE M - INCOME TAXES

         The provision for income taxes consists of the following:

                          FOR THE YEAR ENDED SEPTEMBER 30,
               -------------------------------------------------------
                   1995                 1994                1993
               --------------      --------------       --------------

Federal          $  1,103,313      $     (296,379)      $     (155,697)
State                 154,711             (74,882)                  --
               --------------      --------------       --------------

   Total       $    1,258,024      $     (371,261)      $     (155,697)
               ==============      ==============       ==============

Current        $    1,189,842      $       48,916       $     (161,432)
Deferred               68,182            (420,177)               5,735
               --------------      --------------       --------------

   Total       $    1,258,024      $     (371,261)      $     (155,697)
               ==============      ==============       ==============

Jerry's Inc. and Subsidiaries                                September 30, 1995
Notes to Consolidated Financial Statements



         Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods. The components of the net deferred tax asset at September 30, 1995 and 1994 are as follows:

                                                         1995            1994
                                                         ----            ----

Properties and Equipment
         principally due to depreciation               $ 528,764      $ 406,524
Accounts Receivable, principally due
         to allowance for doubtful accounts              101,037        113,881
Inventories, principally due to additional costs
         inventoried for tax purposes pursuant to the
         Tax Reform Act of 1986                            4,072          4,659
Accrued Bonuses                                               --         56,173
Net Operating Loss Carryforwards                          82,856        103,545
Charitable Contribution Carryforwards                         --         33,014
Tax Credit Carryforwards                                      --         48,906
                                                      ----------     ----------
         Total gross deferred tax assets               $ 716,729      $ 766,702
         Less - Valuation allowance                       82,856         64,648
                                                      ----------     ----------
         Net deferred tax assets                       $ 633,873      $ 702,054
                                                      ==========      =========

         A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management's assessment of the amount which will be realized from future taxable earnings or alternative tax strategies. The valuation allowance was increased by approximately $18,000 during fiscal 1995.

         At September 30, 1995, the Company has net operating loss carryforwards for state income tax purposes of $1,586,000 which are available to offset future state taxable income through 2010.

Jerry's Inc. and Subsidiaries                                September 30, 1995
Notes to Consolidated Financial Statements



         Total federal tax expense (credit) for years ended September 30, 1995, 1994 and 1993 differed from the amount computed by applying the U.S. federal income tax rates of 34%, to income (loss) from continuing operations before income tax for the following reasons:

                                        1995                             1994                      1993
                               ------------------------          --------------------        -------------------
                                       PERCENT                          PERCENT                   PRECENT
                                         OF                               OF                        OF
                                       PRE-TAX                          PRE-TAX                   PRE-TAX
                               ------------------------          --------------------        -------------------
                               AMOUNT            INCOME          AMOUNT        INCOME        AMOUNT       INCOME
                               ------            ------          ------        ------        ------       ------
Income (Loss) before
 Provision (Credit)
 for Income Taxes            $ 3,061,691           100%       $(1,013,557)      100%        $885,084       100%
                              ----------           ----       ------------      ---         --------       ---

Computed Expected              1,040,975            34%          (344,609)      (34%)       (300,929)      (34%)
 Tax Expense (Credit)

Alternative Minimum
  Tax in Excess of
  Regular Tax
  (Regular Tax in
  Excess of Alternative
  Minimum Tax)                        --            --                 --        --          123,829        14

Increases in taxes
 resulting from:
 Non-deductible
 items and other                 129,661             4             54,768         6           21,403         2

Federal tax (benefit)
 -State Income Taxes             (67,323)           (2)            15,139         1               --         --

Change in Valuation
  Allowance                           --                          (21,677)       (2)              --         --
                              ----------           ----       -----------       ---        ---------         ---

Actual Federal Income
 Tax Expense (Credit)         $1,103,313            36%         $(296,379)      (29%)      $(155,697)        (18%)
                              ==========           ====       ===========       ===        =========         ===

     The Company's 1993 tax return was examined by the Internal Revenue Service. The Internal Revenue Service accepted the return as filed.

Jerry's Inc. and Subsidiaries                                September 30, 1995
Notes to Consolidated Financial Statements



NOTE N - CAPITAL STOCK, CAPITAL IN EXCESS OF PAR VALUE, TREASURY STOCK

         During 1995, the Company acquired 574 shares of treasury stock.

         During 1994, the Company acquired 18,848 shares of treasury stock.



NOTE O - LEASE AND ROYALTY COMMITMENTS

         The Company and its subsidiaries, under non-capitalized leases, lease certain facilities and equipment used primarily for catering kitchens, cafeterias, dining rooms, coffee shops, cocktail lounges, gift shops, warehouses, and a promotional facility. These leases expire at various dates through the year 2006.

         Rental expenses included in continuing operations are as follows:

                                            YEAR ENDED SEPTEMBER 30,
                                   -------------------------------------------
                                       1995           1994             1993
                                   -----------     -----------     -----------
Financing Leases                   $        --     $        --     $        --
                                   ===========     ===========     ===========
Other Leases:
     Base Rental Expense           $ 1,682,938     $ 2,075,790     $ 1,907,291
     Contingent Rental Expense       1,098,689       1,358,273       1,317,997
     Less Sublease Rental              (49,275)        (38,302)        (31,663)
                                   -----------     -----------     -----------
     Total Rentals - Other Leases  $ 2,732,352     $ 3,395,761     $ 3,193,625
                                   -----------     -----------     -----------

         Contingent rentals and royalties are generally calculated as a percentage of gross sales and vary from three (3%) percent to forty (40%) percent.

         Most leases contain renewal options for five to ten year periods at negotiated rates approved by both parties.

         The Company's leases required the Company to spend approximately $1,400,000 for improvements and equipment at four locations. The Company has expended $223,000 to fulfill these obligations.

Jerry's Inc. and Subsidiaries                               September 30, 1995
Notes to Consolidated Financial Statements



         The approximate minimum rental commitments for the years subsequent to September 30, 1995, are as follows:

                                      FINANCING               OTHER
                       TOTAL           LEASES                LEASES

1996            $     1,385,130      $    ---        $      1,385,130
1997                  1,130,918           ---               1,130,918
1998                    994,105           ---                 994,105
1999                    878,800           ---                 878,800
2000                    815,916           ---                 815,916
2001-2003             3,042,755           ---               3,042,755
                ---------------                      ----------------


TOTAL           $     8,247,624      $    ---        $      8,247,624
                ===============      ==============  ================


NOTE P - PROFIT SHARING PLAN

         The Company provides a profit sharing plan which covers all full-time employees (as defined) who have at least three months of continuous service with the Company. Contributions to the plan are limited to a maximum of 15% of the participating employee's yearly salary. The Company contributed $25,000 each year for 1995, 1994 and 1993 to the Plan.

NOTE Q - SUBSEQUENT EVENTS

1. After September 30, 1995, the Company recognized a gain of $82,000 due to the sale of land by a joint venture in which the Company has an interest.

2. Since September 30, 1995, the Company has spent about $124,000 to improve its facilities at the Tampa Bay Airport near St. Petersburg, Florida. The Company expects to spend a total of approximately $1,000,000 at this location.

3. Since September 30, 1995, the Company has spent $70,000 and $13,000 to improve its facilities at the Pensacola Airport and at Royal Palm Beach, respectively.

4. On March 6, 1996, the Company refinanced its note payable collateralized by leasehold improvements at its facilities in Daytona Beach. The new note bears interest at 3% over prime and is payable monthly for a 60 month period ending March 6, 2001. The principal of the new note is $700,000 and the approximate net loan proceeds amounted to $384,000.

5. On April 1, 1996, the Company opened a food and beverage concession at the Orlando-Sanford Airport.

6. After September 30, 1995, the Company renewed its leases at the Tallahassee, Florida Airport for a 5 year period; the Tampa Bay, Florida Airport for a 9 year period; the Cape Kennedy, Florida Airport for a 5 year period; and the Okaloosa, Florida Air Terminal for a 10 year period.

7. The Company is negotiating to borrow $500,000 in the form of an unsecured note personally guaranteed by the President of the Company. The note will bear interest at 18% and will be payable in 36 equal monthly installments of principal and interest.

Jerry's Inc. and Subsidiaries                              September 30, 1995
Notes to Consolidated Financial Statements



NOTE R - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

2. Effective January 1, 1989, the Company entered into a consulting agreement with a partnership under the control of a retired director of the Company in recognition of his services to the Company. The agreement provides for monthly payments $1,800 for a 10-year period.

3. The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company's financial position.

4. The Company is self-insured for a portion of its workers compensation insurance in the state of Florida. The Company's maximum self-insured exposure at September 30, 1995 for all open years is approximately $553,000.

5. During November 1994, the Company agreed to repurchase 11,000 shares of its stock held by a key employee at any time during the next two years at the current market price upon the request of the key employee.

6. The Florida Department of Revenue is in the process of conducting an examination of the books and records for 12 locations of the Company for the period January 1, 1989 through December 31, 1993, with respect to state sales and use tax. The examination is in process at this time and has not been completed. Preliminary schedules indicate a potential assessment of approximately $163,000 plus interest. Included in the preliminary potential assessment is tax on port fees and certain supplies used in the airline catering business. The Company has taken the position that both items are not subject to sales tax because they are "passed-through" to other parties. The Company intends to vigorously defend its position, and is unable, at this time, to predict the ultimate settlement of this matter.

NOTE S - DEFALCATIONS/RECOVERIES

         The Company recovered approximately $1,900 and $1,800 during fiscal 1995 and fiscal 1994, respectively, from a former employee. During fiscal 1993, the Company recovered approximately $300,000 from its insurance company and a former employee with respect to defalcations that were discovered in prior years of approximately $782,000. Additional amounts recovered by the Company, if any, will be recorded as income at the time of receipt.

NOTE T - CHANGE IN ACCOUNTING ESTIMATE

         As explained in Note A-4, during July 1993, the Company revised the amortization schedule of the goodwill with respect to the acquisition of Meiner's Catering Services, Inc. to coincide with the cessation and abandonment of the private catering operations. The effect of this change in accounting estimate was to increase the 1993 amortization expense by approximately $398,000 or about $.68 per share.

NOTE U - RELATED PARTY TRANSACTIONS

1. The Company purchased equipment and services from a supplier that is considered to be a related party for fiscal years 1995, 1994 and 1993 in the approximate amounts of $15,000, $6,500 and $23,000, respectively.

2. The Company rents on a month-to-month basis, certain real estate from its President who is also the principal stockholder of the Company. During fiscal 1995, 1994 and 1993 the Company paid rent of

Jerry's Inc. and Subsidiaries                                September 30, 1995
Notes to Consolidated Financial Statements



approximately $11,900, $9,000 and $11,000 respectively, for the use of the real estate.

3. Included in Other Receivables for September 30, 1995 is a $125,000 advance to a related party. Employee Loans Receivable include advances to an employee considered to be a related party of $46,000 and $19,000 at September 30, 1995 and 1994, respectively.

4. A related party holds the snack bar concession and the gift shop concession at two separate locations. The Company also operates a concession at these locations. The related party pays to the Company facilities rent, equipment rent, and management fees. During fiscal 1995, 1994 and 1993 the related party was charged the following:

                               1995           1994             1993
                             --------       --------         ------

Facilities Rent              $ 50,397        $ 38,302       $ 15,933
Equipment Rent                 18,156          16,330         15,593
Management Fees                24,000          18,000         11,500

         The related party owed the Company approximately $83,000, $38,000 and $31,000 at September 30, 1995, 1994 and 1993.

                                   SCHEDULE V

                         JERRY'S, INC. AND SUBSIDIARIES
                          PROPERTY, PLANT AND EQUIPMENT
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1995

                                                                                                        OTHER CHANGES      BALANCE
                                                      BEGINNING        ADDITIONS       RETIREMENTS        DEBIT/AND         AT END
DESCRIPTION                                            OF YEAR          AT COST          OR SALES        OR (CREDIT)       OF YEAR
-----------                                          -----------      -----------      -----------      -----------      -----------
YEAR ENDED SEPTEMBER 30, 1995:
   Land                                              $   192,981      $      --        $    43,700      $      --        $   149,281
   Building and Building Improvements                  1,891,830             --            460,144             --          1,431,686
   Equipment and Furniture                             4,310,698          139,818          629,923             --          3,820,593
   Aircraft and Automotive Equipment                   3,294,370          227,011          463,657             --          3,057,724
   Leasehold Improvements and Other                    5,736,691           90,500          428,918             --          5,398,273
                                                     -----------      -----------      -----------      -----------      -----------

                                                     $15,426,570      $   457,329      $ 2,026,342      $      --        $13,857,557
                                                     ===========      ===========      ===========      ===========      ===========

YEAR ENDED SEPTEMBER 30, 1994:

   Land                                              $   192,981      $      --        $      --        $      --        $   192,981
   Buildings and Building Improvements                 1,866,358           25,472             --               --          1,891,830
   Equipment and Furniture                             4,101,030          209,668             --               --          4,310,698
   Aircraft and Automotive Equipment                   3,469,258        1,601,623        1,776,511             --          3,294,370
   Leasehold Improvements and Other                    5,559,277          177,414             --               --          5,736,691
                                                     -----------      -----------      -----------      -----------      -----------
                                                     $15,188,277      $ 2,014,177      $ 1,776,511      $      --        $15,426,570
                                                     ===========      ===========      ===========      ===========      ===========

YEAR ENDED SEPTEMBER 30, 1993:

   Land                                              $   219,981      $      --        $    27,000      $      --        $   192,981
   Building and Building Improvements                  2,020,419             --            154,061             --          1,866,358
   Equipment and Furniture                             3,721,594          752,147          372,711             --          4,101,030
   Aircraft and Automotive Equipment                   3,249,956          241,675           22,373             --          3,469,258
   Leasehold Improvements and Other                    5,353,820          488,459          283,002             --          5,559,277
                                                     -----------      -----------      -----------      -----------      -----------

                                                     $14,565,770      $ 1,482,281      $   859,147      $      --        $15,188,904
                                                     ===========      ===========      ===========      ===========      ===========

   The annual provisions for depreciation have been computed principally in accordance with the following range of estimated useful lives:

   Buildings                                         25 - 35 years
   Building Improvements                              7 - 20 years
   Equipment and Furniture                            5 -  7 years
   Aircraft and Automotive                            3 -  7 years
   Leasehold Improvements                             5 -  7 years

                                   SCHEDULE VI

                         JERRY'S, INC. AND SUBSIDIARIES
   ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1995


                                                   BALANCE AT     ADDITIONS      CHARGED                                   BALANCE
                                                    BEGINNING     CHARGED TO     TO OTHER                     OTHER        AT END
DESCRIPTION                                          OF YEAR        INCOME       ACCOUNTS    RETIREMENTS     CHARGES       OF YEAR
-----------                                         ----------    ----------    ----------    ----------    ----------    ----------
YEAR ENDED SEPTEMBER 30, 1995:
   Buildings and Building Improvements              $  926,033    $   56,498    $     --      $  196,813    $     --      $  785,718
   Equipment and Furniture                           2,975,151       359,954          --         324,847          --       3,010,258
   Aircraft and Automotive Equipment                 1,475,027       458,177          --         324,643          --       1,608,561
   Leasehold Improvements and Other                  3,742,574       592,446          --         318,902          --       4,016,118
                                                    ----------    ----------    ----------    ----------    ----------    ----------
                                                    $9,118,785    $1,467,075    $     --      $1,165,205    $     --      $9,420,655
                                                    ==========    ==========    ==========    ==========    ==========    ==========


YEAR ENDED SEPTEMBER 30, 1994:
   Buildings and Building Improvements              $  854,320    $   71,713    $     --      $     --      $     --      $  926,033
   Equipment and Furniture                           2,548,910       426,241          --            --            --       2,975,151
   Aircraft and Automotive Equipment                 1,687,132       517,253          --         729,358          --       1,475,027
   Leasehold Improvements and Other                  3,107,991       634,583          --            --            --       3,742,574
                                                    ----------    ----------    ----------    ----------    ----------    ----------
                                                    $8,198,353    $1,649,790    $     --      $  729,358    $     --      $9,118,785
                                                    ==========    ==========    ==========    ==========    ==========    ==========


YEAR ENDED SEPTEMBER 30, 1993:
   Buildings and Building Improvements              $  817,092    $   74,203    $     --      $   36,975    $     --      $  854,320
   Equipment and Furniture                           2,531,296       363,704          --         346,090          --       2,548,910
   Aircraft and Automotive Equipment                 1,183,372       526,133          --          22,373          --       1,687,132
   Leasehold Improvements and Other                  2,774,285       551,920          --         218,214          --       3,107,991
                                                    ----------    ----------    ----------    ----------    ----------    ----------
                                                    $7,306,045    $1,515,960    $     --      $  623,652    $     --      $8,198,353
                                                    ==========    ==========    ==========    ==========    ==========    ==========

                                      -55-

                                  SCHEDULE VIII

                         JERRY'S, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED SEPTEMBER 30, 1995


                                                                         ADDITIONS
                                                                        (DELETIONS)      ADDITIONS
                                                       BALANCE AT         CHARGED        CHARGED TO
                                                        BEGINNING         (CREDIT)         OTHER                         BALANCE AT
             DESCRIPTION                                 OF PERIOD       TO INCOME        ACCOUNTS        DEDUCTIONS   END OF PERIOD
             -----------                               -----------      -----------      -----------      ----------   -------------
YEAR ENDED SEPTEMBER 30, 1995
   DEDUCTED FROM ASSET ACCOUNTS
     Allowance for Doubtful Accounts                       $304,100        $ 56,151        $    --          $ 91,750        $268,501
                                                           ========        ========        =========        ========        ========



YEAR ENDED SEPTEMBER 30, 1994
   DEDUCTED FROM ASSET ACCOUNTS
     Allowance for Doubtful Accounts                       $222,100        $227,688        $    --          $145,688        $304,100
                                                           ========        ========        =========        ========        ========



YEAR ENDED SEPTEMBER 30, 1993
   DEDUCTED FROM ASSET ACCOUNT
     Allowance for Doubtful Accounts                       $185,000        $259,402        $    --          $222,302        $222,100
                                                           ========        ========        =========        ========        ========

                                      -56-


                                   SCHEDULE X

                          JERRY'S, INC AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1995


                                               1995                       1994                       1993
                                               ----                       ----                       ----

Maintenance and Repairs                      $    400,533               $    518,961               $   553,553
                                             ============               ============               ===========

Depreciation and Amortization of
  Intangible Assets (See Notes A-4, U)       $      7,169               $      2,124               $   411,696
                                             ============               ============               ===========

Real Estate, Personal Property,
   License and Other Taxes
   (excluding Payroll and
   Income Taxes)                             $    232,076               $    234,521               $   211,621
                                             ============               ============               ===========

Advertising                                  $    332,405               $    344,059               $   379,966
                                             ============               ============               ===========

                                      -57-

                                 EXHIBIT INDEX

EXHIBIT    DESCRIPTION                                                    PAGE
-------    -----------                                                    ----

  10.(d) Agreement dated September 1996 by and among Jerry's, Inc., Jerry's Caterers, Inc., Meiner's Catering Service, Inc., Gerard J. Pendergast, Jr., Alpha Flight Services, Inc., Alpha Flight Services Florida, Inc., and Alpha Overseas Holdings, Ltd.

  27       Financial Data Schedule