Form 10-Q
period 1995-12-31
JERRYS INC
filed 1997-11-04
CIK 53453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended December 31, 1995, or

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

                        Telephone Number: (407) 689-9611

                          Common Stock, $.04 Par Value

                Outstanding Shares at December 31, 1995 - 562,422

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing requirements for the past ninety (90) days.

                               YES  _______        NO    X

                                TABLE OF CONTENTS

                         JERRY'S, INC. AND SUBSIDIARIES

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS..............................3-6

                  CONSOLIDATED STATEMENTS OF INCOME AND
                  RETAINED EARNINGS..........................................7

                  CONSOLIDATED STATEMENT OF CASH FLOWS.....................8-9

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............10-16

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................17

                                    PART II.

                                OTHER INFORMATION

ITEMS 1 THROUGH 6...........................................................19

                          PART I. FINANCIAL INFORMATION

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1995 AND 1994

     ASSETS                                                   1995                    1994
     ------                                           ----------------        ------------------
CURRENT ASSETS:
     Cash and Cash Items                              $        497,050        $           54,630
     Customers Accounts Receivable
     Less - Allowance for Doubtful Accounts:
     $252,000 in 1995 and $356,000 in 1994                   1,075,804                 2,496,805
     Inventories (Note A-2)                                    342,827                   463,346
     Deferred Income Taxes                                     105,109                   295,530
     Income Tax Refunds Receivable                              81,693                        --
     Prepaid Expenses and Other Current Assets                 511,825                   550,212
     (Net of $5,000 Allowance in 1995
     and $0 in 1994)
                                                      ----------------        ------------------
     Total Current Assets                             $      2,614,308        $        3,860,523
                                                      ----------------        ------------------
INVESTMENTS:
     Land Held for Investment                         $         87,000        $           87,000
     Other Investments                                         349,119                   497,403
                                                      ----------------        ------------------
     Total Investments                                $        436,119        $          584,403
                                                      ----------------        ------------------
PROPERTY, PLANT AND EQUIPMENT:
     Cost                                             $     13,856,182        $       15,512,795
     Less:  Accumulated Depreciation                         9,702,224                 9,480,138
                                                      ----------------        ------------------
 Net Book Value                                       $      4,153,958        $        6,032,657
                                                      ----------------        ------------------
OTHER ASSETS:
     Cash (Restricted)                                $        580,297        $          467,565
     Leasehold Rights and Other Intangible
     Assets (Note A-4)                                           7,635                    11,277
     Cash Surrender Value of Insurance                           2,191                    35,861
     Deposits and Miscellaneous                                221,529                   278,122
     Employee Loans Receivable (Net of
     $20,000 Allowance in 1995 and
     $10,000 Allowance in 1994)                                 79,616                    31,897
     Other Receivables - Non-Current Portion
     (Net of $13,000 Allowance in 1995
     and $18,000 in 1994)                                       88,391                   107,992

Deferred Income Taxes Non-Current Portion                      528,764                   406,524
                                                      ----------------        ------------------
     Total Other Assets                               $      1,508,423        $        1,339,238
                                                      ----------------        ------------------
     TOTAL ASSETS:                                    $      8,712,808        $       11,816,821
                                                      ================        ==================

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1995 AND 1994
                                   (Continued)

     LIABILITIES AND STOCKHOLDERS' EQUITY                   1995                    1994
     ------------------------------------           -----------------       -----------------
CURRENT LIABILITIES:
     Notes Payable to Bank and
       Others (Note D)                              $          39,063       $       1,859,914
     Current Portion of Long-Term Debt (Note E)               519,490                 993,008
     Accounts Payable                                       1,292,448               2,324,663
     Accrued Expenses                                         799,632                 936,829
     Income Tax Payable                                            --                  93,381
                                                    -----------------       -----------------
           Total Current Liabilities                $       2,650,633       $       6,207,795

LONG-TERM LIABILITIES:
     Long-Term Debt, Less Current
       Portion (Note E)                                     2,963,257               4,166,345
                                                    -----------------       -----------------
           TOTAL LIABILITIES                        $       5,613,890       $      10,374,140
                                                    -----------------       -----------------
STOCKHOLDERS' EQUITY:
     Capital Stock -
           Common Stock of $.04 par value -
           Authorized 4,000,000 shares;
           622,377 Shares Issued
           in 1995 and 1994                         $          24,895       $          24,895
     Capital in Excess of Par Value                           116,178                 116,178
     Retained Earnings                                      3,124,927               1,468,665
                                                    -----------------       -----------------
           Subtotal:                                $       3,266,000       $       1,609,738
           Less:  Shares Reacquired and Held
                  in Treasury (59,955 shares
                  in 1995 and 59,948 shares
                  in 1994 at Cost)                            167,082                 167,057
                                                    -----------------       -----------------
           TOTAL STOCKHOLDERS' EQUITY:              $       3,098,918       $       1,442,681
                                                    -----------------       -----------------
Commitments, Contingencies and Subsequent
Events (Note G)                                                    --                      --

           TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY:                    $       8,712,808       $      11,816,821
                                                    =================       =================

See accompanying Notes to Consolidated Financial Statements

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1995 AND 1994

ASSETS                                                    1995                     1994
                                                  -----------------          -----------------
CURRENT ASSETS:
  Cash and Cash Items                             $         759,133          $         464,953
  Customer Accounts Receivable
    Less Allowance for Doubtful Accounts:
    $230,000 in 1995 and $276,000 in 1994                   807,857                  2,240,553
  Inventories                                               311,648                    410,865
  Deferred Income Taxes                                     105,109                    295,530
  Prepaid Expenses and Other Current Assets
  (Net of $5,000 Allowance In 1995 and 1994)                449,078                    457,158
                                                  -----------------          -----------------
            Total Current Assets                  $       2,432,825          $       3,869,059
                                                  -----------------          -----------------
INVESTMENTS:
  Land Held for Investment                        $          87,000          $          87,000
  Other Investments                                         265,528                    495,174
                                                  -----------------          -----------------
            Total Investments                     $         352,528          $         582,174
                                                  -----------------          -----------------
PROPERTY, PLANT AND EQUIPMENT:
  Cost                                            $      13,857,557          $      15,426,570
  Less:  Accumulated Depreciation                         9,420,655                  9,118,785
                                                  -----------------          -----------------
            Net Book Value                        $       4,436,902          $       6,307,785
                                                  -----------------          -----------------
OTHER ASSETS:
  Cash (Restricted)                               $         580,297          $         467,565
  Leasehold Rights and Other Intangible Assets
    Less Accumulated Amortization of $13,482 in
    1995 and $6,312 in 1994                                   8,096                     15,265
  Cash Surrender Value of Insurance                          39,393                     35,861
  Deposits and Miscellaneous                                219,529                    278,201
  Employee Loans Receivable (Net of $20,000
    Allowance in 1995 and $10,000 Allowance
    In 1994)                                                 79,840                     33,858
  Other Receivables - Non-Current Portion
    (Net of $13,000 Allowance in 1995 and
    $13,000 In 1994)                                         95,376                    120,327
  Deferred Income Taxes - Non-Current Portion               528,764                    406,524
                                                  -----------------          -----------------
            Total Other Assets                    $       1,551,295          $       1,357,601
                                                  -----------------          -----------------
               TOTAL ASSETS                       $       8,773,550          $      12,116,619
                                                  =================          =================

See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1995 AND 1994
                                   (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY                       1995                         1994
                                                    ------------------          -----------------
CURRENT LIABILITIES:
  Notes Payable to Bank and Others                  $               --          $       1,723,040
  Current Portion of Long-Term Debt                            519,490                    899,752
  Accounts Payable                                           1,171,228                  2,602,980
  Income Taxes Payable                                          12,307                    109,381
  Accrued Expenses                                             657,504                    940,503
                                                    ------------------          -----------------
            Total Current Liabilities               $        2,360,529          $       6,275,656

LONG-TERM LIABILITIES:
  Long-Term Debt, Less Current Portion                       3,073,603                  4,303,541
                                                    ------------------          -----------------
             TOTAL LIABILITIES                      $        5,434,132          $      10,579,197
                                                    ------------------          -----------------
STOCKHOLDERS' EQUITY:
  Capital Stock -
    Common Stock of $.04 par value - Authorized
    4,000,000 Shares; 622,377 Shares Issued in
    1995 and 1994                                   $           24,895          $          24,895
  Capital In Excess of Par Value                               116,178                    116,178
  Retained Earnings                                          3,365,427                  1,561,760
                                                    ------------------          -----------------
            Subtotal                                $        3,506,500          $       1,702,833
    Less:  Shares Reacquired and Held in
           Treasury (59,955 Shares in 1995
           and 59,381 Shares in 1994 at Cost)                  167,082                    165,411
                                                    ------------------          -----------------
                TOTAL STOCKHOLDERS' EQUITY          $        3,339,418          $       1,537,422
                                                    ------------------          -----------------
Commitments, Contingencies, and Subsequent
  Events                                                            --                         --
                                                    ------------------          -----------------
               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                 $        8,773,550          $      12,116,619
                                                    ==================          =================

See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                                            1995                  1994
                                                     -----------------     -------------------
NET SALES:
     (A substantial portion of which is
     attributable to four customers (Note B)
     and a substantial portion which have
     been discontinued) (Note B)                     $       4,324,508     $         6,608,057
                                                     -----------------     -------------------
COSTS, EXPENSES, AND OTHER ITEMS:
     Costs of Sales                                  $       2,583,009     $         4,046,322
     Selling and Administrative Expenses                     2,257,770               2,691,835
     Airline Port Fees (Income)                               (118,812)               (184,239)
     Interest (Income)                                          (7,846)                 (4,015)
     Interest Expense                                           70,125                 188,780
     (Earnings) of Joint Ventures                              (83,591)                 (2,229)
     (Gain) Loss On Disposition of Assets                      (25,632)                     --
     Other (Income)                                            (16,015)                (19,302)
                                                     -----------------     -------------------
          Total Costs, Expenses and Other Items      $       4,659,008     $         6,717,152
                                                     -----------------     -------------------
          Income (Loss) Before Provision for
          Income Taxes                               $        (334,500)    $          (109,095)
                                                     -----------------     -------------------
PROVISION (CREDIT) FOR INCOME TAXES:
     Federal                                         $         (80,000)    $           (14,000)
     State                                                     (14,000)                 (2,000)
                                                     -----------------     -------------------
          Total Provision (Credit) for
            Income Taxes                             $         (94,000)    $           (16,000)
                                                     -----------------     -------------------
          Net Income (Loss)                          $        (240,500)    $           (93,095)

RETAINED EARNINGS, BEGINNING OF PERIOD:                      3,365,427               1,561,760
                                                     -----------------     -------------------
RETAINED EARNINGS, END OF PERIOD:                    $       3,124,927     $         1,468,665
                                                     =================     ===================
NET INCOME (LOSS) PER COMMON SHARE:                  $            (.43)    $              (.17)
                                                     =================     ===================
AVERAGE SHARES OF COMMON STOCK OUTSTANDING:                    562,422                 574,764
                                                     =================     ===================

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                                                 1995                   1994
                                                          ------------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                    $         (240,500)     $        (93,095)
     Adjustments to Reconcile Net Income to
          Net Cash Provided by Operating Activities:
          Depreciation and Amortization                              341,854               365,341
          Provision for Losses on Accounts
           Receivable                                                 25,000                50,000
          Equity In (Earnings) Loss of
           Joint Ventures                                            (83,591)               (2,229)
          (Gain) Loss on Sale of Assets                              (25,632)                    -
     Change in Assets and Liabilities:
          (Increase) Decrease in Accounts Receivable                (292,947)             (301,252)
          (Increase) Decrease in Inventories                         (31,179)              (52,481)
          (Increase) Decrease in Prepaid Expenses
           and Other                                                 (62,747)              (25,284)
          (Increase)Decrease in Deposits and
           Miscellaneous                                              26,161                 9,375
          Increase(Decrease) in Accounts Payable                     121,220              (278,317)
          Increase(Decrease) in Income Taxes Payable                 (94,000)              (16,000)
          Increase(Decrease) in Accrued Expenses                     142,128                (3,674)
                                                          ------------------      ----------------
             Net Cash Provided By (Used in)
               Operating Activities:                      $         (174,233)     $       (347,616)
                                                          ------------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from Sales of Property and
      Equipment                                           $           25,632      $              -
     Payments Received on Notes from Sale of
          Property and Equipment                                      16,250                     -
     Purchase of Property and Equipment                              (58,449)              (86,225)
                                                          ------------------      ----------------
            Net Cash Provided (Used In)
            Investing Activities:                         $          (16,567)     $        (86,225)
                                                          ------------------      ----------------

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Continued)

                                                              1995                         1994
                                                       -----------------            ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Line-of-Credit and
          Long-Term Borrowings                         $          39,063            $        159,182
     Principal Payments Under Line-of Credit
             and Long-Term Borrowings                           (110,346)                    (66,248)
     Payments to Acquire Treasury Stock                               --                      (1,646)
     Additions to Other Receivables
            (Used In) Financing                        $              --                     (67,770)
                                                       -----------------            ----------------
          Net Cash Provided by (Used In)
            Financing Activities                       $         (71,283)           $         23,518
                                                       -----------------            ----------------
          Net Increase (Decrease) in Cash and Cash
            Equivalents                                $        (262,083)           $       (410,323)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
     OF THE PERIOD                                               759,133                     464,953
                                                       -----------------            ----------------
Cash and Cash Equivalents at the End
of the Period                                          $         497,050            $         54,630
                                                       =================            ================
ADDITIONAL CASH FLOW INFORMATION:
     Cash Paid During the Year for:
          Interest (Non-Capitalized)                   $          70,125            $        188,780
                                                       =================            ================
          Income Taxes                                 $              --            $             --
                                                       =================            ================
     Non-Cash Investing and Financing Activities:
          Purchase of Assets
            (Net of Cash Paid) for Notes               $              --            $             --
                                                       =================            ================

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

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

         Inventories consisted of the following:

                                                 1995                 1994
                                            ---------------     ---------------
             Finished Goods                 $        56,779     $        63,992
             Raw Materials                          286,048             399,354
                                            ---------------     ---------------

                      Total                 $       342,827     $       463,346
                                            ===============     ===============

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

Jerry's, Inc. And Subsidiaries                                 December 31, 1995
Notes to Consolidated Financial Statements (Continued)

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

8.       CONCENTRATIONS OF CREDIT RISK -

         The Company is subject to credit risk arising from the concentration of its temporary cash investments and trade receivables. Most of the Company's temporary cash investments are concentrated with a single financial institution. This institution, however, has a high credit rating. The Company's trade receivables are concentrated with a small number of airlines. In particular, the Company primarily sells its products to about 60 airlines or aviation related companies in the States of Florida,

Jerry's, Inc. And Subsidiaries                                 December 31, 1995
Notes to Consolidated Financial Statements (Continued)

         Georgia and Alabama, and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. As of September 30, 1995, approximately 71% of the recorded trade receivables were concentrated with 6 airlines. As of September 30, 1994, approximately 67% of the receivables were concentrated with 9 airlines.

9.       REVENUE RECOGNITION -

         Revenue is recognized upon shipment of goods to customers and upon performance of services.

10.      ADVERTISING COSTS -

         Advertising costs are generally charged to operations in the period incurred and totaled $85,000 in 1995, and $115,000 in 1994 (three months ended December 31).

11.      ENVIRONMENTAL EXPOSURES -

         The Company accrues environmental costs when it is possible that a liability has been incurred and the amount can be reasonably estimated.

NOTE B - SALES

         The Company derives a substantial portion of its revenues from catering flights of four airlines, as follows:

                                       PERCENT OF TOTAL SALES
                                       ----------------------
THREE MONTHS ENDED
   DECEMBER 31,          AIR CANADA        CONTINENTAL       U.S. AIR       KIWI
------------------       ----------        -----------       --------       ----
       1995                  4%                 6%              9%           6%
       1994                  7%                 4%              21%          7%

    During February 1995, the Company sold its airline catering operations at Miami, Florida and Orlando Florida to Alpha Flight Services Florida, Inc. The sales that were discontinued during February, 1995 amounted to:

Jerry's, Inc. And Subsidiaries                                 December 31, 1995
Notes to Consolidated Financial Statements (Continued)


                                               SALES             PERCENTAGE OF
                                            DISCONTINUED          TOTAL SALES
                                            ------------          -----------

     Year Ended 9/30/95                     $  3,008,000               14%
     Year Ended 9/30/94                        9,400,000               32%
     Year Ended 9/30/93                        8,000,000               28%

     Three Months Ended 12/31/95            $         --               --
     Three Months Ended 12/31/94               2,157,000               33%

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

NOTE D - NOTES PAYABLE - BANKS AND OTHERS

                                             DECEMBER 31,         DECEMBER 31,
              DESCRIPTION                        1995                 1994
              -----------                 ----------------   -------------------
Notes payable to financial institution,
of up to $3,000,000 bearing interest at
3 1/4% plus prime and collateralized by
receivables, inventory, equipment,
leasehold rights and real estate, and
the personal guaranty of the Company's
president.                                $             --   $         1,831,448

Insurance premium financing plan                    39,063                28,466
                                          ----------------   -------------------
              TOTAL                       $         39,063   $         1,859,914
                                          ================   ===================

Jerry's, Inc. And Subsidiaries                                 December 31, 1995
Notes to Consolidated Financial Statements (Continued)

NOTE E - LONG TERM DEBT

              The principal balances outstanding and details of long-term debt are summarized as follows:

                                                    DECEMBER 31,    DECEMBER 31,
              DESCRIPTION                               1995            1994
              -----------                           ------------    ------------
Chattel mortgage notes on equipment,
aircraft, automotive equipment, payable
in monthly installments of approximately
$40,000 (including interest), with varying
maturities through 2004. A chattel
mortgage on automotive equipment is further
collateralized by a certificate of deposit
in the amount of $100,000.                          $  2,303,901    $  2,218,989

7% to 12 1/2% notes payable, collateralized by
land and buildings, payable in monthly
installments of approximately $8,000
(including interest), with varying
maturities through 2018.                                 736,508       1,021,363

10 1/4% (1 1/2% above prime) note payable to bank,
collateralized by equipment, leasehold and
real estate at the Company's facilities in
Melbourne, Florida, along with the personal
guaranty of the Company's president, payable
in monthly installments of $1,667 plus
interest with a final payment of $52,995
due January 28, 2000.                                    136,328         161,118

9 1/4% (3 1/4% above prime) note payable to
financial institution, collateralized by
equipment, leaseholds and real estate,
payable in monthly installments of
$12,500 plus interest with a final
payment due November 7, 1995 of $250,000.                     --          87,500

10% note due 1996 to former owner of acquired
company, collateralized by the capital stock
and assets of Meiner's Catering Service, Inc.,
payable in quarterly installments of $19,918,
including interest, for 10 years.                             --         128,005

Jerry's, Inc. And Subsidiaries                                 December 31, 1995
Notes to Consolidated Financial Statements (Continued)

                                                    DECEMBER 31,    DECEMBER 31,
              DESCRIPTION                               1995            1994
              -----------                           ------------    ------------
18% note payable collateralized by equipment,
improvements and interests at the Company's
Pensacola, Florida facilities along with the
personal guaranty of the Company's President,
payable in monthly installments of $15,763
(including interest) through 1999.                            --         528,911

18% note payable secured by the personal
guaranty of the Company's president, payable
in monthly installments of $8,407 (including
interest) through 2000.                                       --         556,834

9% note payable collateralized by
leasehold improvements at the Company's
facilities in Daytona Beach, Florida,
along with a certificate of deposit
of $75,000 and the personal guarantee
of the Company's President, payable in
monthly installments of $14,531
(including interest) through 1997.                       306,010         456,633
                                                    ------------    ------------
         TOTAL                                      $  3,482,747    $  5,159,353

         Less payments due within one year               519,490         993,008
                                                    ------------    ------------
         Long-Term Debt, less current portion       $  2,963,257    $  4,166,345
                                                    ============    ============

NOTE F - LEASE COMMITMENTS

     The Company and its subsidiaries, under non-capitalized leases, lease certain facilities and equipment used primarily for catering kitchens, dining rooms, coffee shops, cocktail lounges, gift shops, warehouses, and a promotional facility. These leases expired at various dates through the year 2006.

     Rental expense included in continuing operations is as follows:

                                     1995             1994
                                  ---------         ------

     Rent                         $ 602,487         $ 758,509

Jerry's, Inc. And Subsidiaries                                 December 31, 1995
Notes to Consolidated Financial Statements (Continued)

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

     The approximate minimum rental commitments for the years subsequent to September 30, 1995 are as follows:

                                      FINANCING               OTHER
                    TOTAL               LEASES               LEASES
                 -----------         -----------          -----------
1996             $ 1,385,130              --                1,385,130
1997               1,130,918              --                1,130,918
1998                 994,105              --                  994,105
1999                 878,800              --                  878,800
2000                 815,916              --                  815,916
2001-2003          3,042,755              --                3,042,755
                 -----------         -----------          -----------
TOTAL            $ 8,247,624         $    --              $ 8,247,624
                 ===========         ===========          ===========

NOTE G - COMMITMENTS, CONTINGENCIES, OTHER MATTERS AND SUBSEQUENT EVENTS

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

Jerry's, Inc. And Subsidiaries                                 December 31, 1995
Notes to Consolidated Financial Statements (Continued)

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

     6. The Florida Department of Revenue is in the process of conducting an examination of the books and records for 12 locations of the Company for the period January 1, 1989 through December 31, 1993, with respect to state sales and use tax. The examination is in process at this time and has not been completed. Preliminary schedules indicate a potential assessment of approximately $163,000 plus interest. Included in the preliminary potential assessment is tax on port fees and certain supplies used in the airline catering industry. The Company has taken the position that both items are not subject to sales tax because they are "passed-through" to other parties. The Company intends to vigorously defend its position, and is unable, at this time, to predict the ultimate settlement of this matter.

     7. During February 1995, the Company sold its airline catering operations at Miami, Florida and Orlando, Florida for $6,000,000 ($5,000,000 cash and the assumption by the Buyer of $1,000,000 of the Company's liabilities). The approximate pre-tax gain on the sale was $5,400,000 ($3,000,000 post-tax). The Company is also entitled to receive up to $3,000,000 if the Buyer's gross revenues at the Miami and Orlando facilities exceed certain annual base sales amounts over the next three years. This contingent consideration is subject to a limitation of $1,000,000 per year in the first two years.

     8. On March 6, 1996, the Company refinanced its note payable collateralized by leasehold improvements at its facilities in Daytona Beach. The new note bears interest at 3% over prime and is payable monthly for a 60 month period ending March 6, 2001. The principal of the new note is $700,000 and the approximate net loan proceeds amounted to $384,000.

     9. On April 1, 1996, the Company opened a food and beverage concession at the Orlando-Sanford Airport.

Jerry's, Inc. And Subsidiaries                                 December 31, 1995
Notes to Consolidated Financial Statements (Continued)

     10. After September 30, 1995, the Company renewed its leases at the Tallahassee, Florida Airport for a five year period, the Tampa Bay, Florida Airport for a nine year period, the Cape Kennedy, Florida Airport for a five year period, and the Okaloosa, Florida Air Terminal for a ten year period.

     11. During May, 1996, the Company borrowed $500,000 in the form of an unsecured note personally guaranteed by the President of the Company. The note will bear interest at 18% and will be payable in 36 equal monthly installments of principal and interest.

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST QUARTER OF 1996 FISCAL YEAR COMPARED TO FIRST QUARTER OF 1995 FISCAL YEAR

NET SALES

     The Company's net sales for the three months ended December 31, 1995 were $4,325,000 compared with $6,608,000 for the same period of the prior year. The sales decreased due to the sale of the Miami and Orlando operations to Alpha Flight Services, Inc. See Note B to Financial Statements.

COST OF SALES

     Cost of sales in the first three months of the 1996 fiscal year were $2,583,000 compared with $4,046,000 in 1995. The Company's gross margin increased during this period from 38.8% in the first three months of 1995 fiscal year to 40.3% in 1996. This increase is due to the increased sales to international airlines and a higher percentage of restaurant and lounge sales.

SELLING AND ADMINISTRATIVE EXPENSES

     The Company's selling and administrative expenses decreased from $2,692,000 in the first three months of 1995 fiscal year to $2,258,000 in 1996, primarily due to the sale to Alpha.

AIRLINE PORT FEES

     The Company charges each of its airline catering customers a port fee equal to the amount of percentage rent the Company pays to each airport authority. The amount of this income was $184,000 in the first three months of 1995 fiscal year, compared with $119,000 in the first three months of 1996. It is directly offset by rental expense paid by the Company. The decline reflects the Alpha sale.

NET INCOME

     Due to the factors described above, the Company's net loss for the first three months of the 1996 fiscal year was $241,000, compared with a loss of $93,000 for the same period of the prior year.

FINANCIAL CONDITION AT DECEMBER 31, 1995

     On December 31, 1995, the Company's current assets and current liabilities were $2,614,000 and $2,651,000, respectively, compared with $3,861,000 and $6,208,000 on December 31, 1994. The Company's current ratio (current assets divided by current liabilities) was at .99 on December 31, 1994 compared to 1.03 at September 30, 1995.

     The Company's financial condition declined slightly during the first three months of the 1996 fiscal year. The principal reason for this decline was the Company's net loss for the period. The Company's investing activities used only $17,000 in cash during the first three months of 1996 fiscal year, which reflects the Company's low level of capital expenditures. Finally, the Company's financing activities used approximately $71,000 in cash flow during the first three months of 1996 fiscal year (primarily due to repayment of the Company's bank debt). The Company's liquidity generally declines during the first quarter of the fiscal year due to the substantial increase in passengers to Florida during this period (which results in higher accounts receivable).

                                     PART II

                                OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

        27.1    Financial Data Schedule

     There were no reports on Form 8-K filed for the three months ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           JERRY'S, INC.

Date:  September 30, 1997                  /s/GERARD J. PENDERGAST, JR.
                                           ----------------------------
                                           Gerard J. Pendergast, Jr.
                                           President and Chief Executive
                                           Officer


Date:  September 30, 1997                  /s/KAREN P. RHODES
                                           ------------------
                                           Karen P. Rhodes
                                           Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT                          DESCRIPTION
-------                          -----------

27.1                    Financial Data Schedule