Form 10-Q
period 1996-03-31
JERRYS INC
filed 1997-11-04
CIK 53453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

                                    Form 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934


                For the quarterly period ended March 31, 1996, or

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

                        Telephone Number: (407) 689-9611

                          Common Stock, $.04 Par Value

                 Outstanding Shares at March 31, 1996 - 562,422

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing requirements for the past ninety (90) days.

                             YES  _____               NO   X

                                TABLE OF CONTENTS

                         JERRY'S, INC. AND SUBSIDIARIES

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS..................................................................3-6

                  CONSOLIDATED STATEMENTS OF INCOME AND
                  RETAINED EARNINGS............................................................................7-8

                  CONSOLIDATED STATEMENT OF CASH FLOWS.........................................................9-10

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................................11-16

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................................................17-19

                                    PART II.

                                OTHER INFORMATION

ITEMS 1 THROUGH 6................................................................................................19




                          PART I. FINANCIAL INFORMATION

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             MARCH 31, 1996 AND 1995

     ASSETS                                                                 1996                   1995
     ------                                                          ------------------    -----------------
CURRENT ASSETS:
     Cash                                                            $          933,757    $       2,286,123
     Customers Accounts Receivable
         Less - Allowance for Doubtful Accounts:
         $281,000 in 1996 and $382,000 in 1995                                1,183,968            1,776,550
     Inventories (Note A-2)                                                     359,749              352,648
     Deferred Tax Assets - Current Portion                                      105,109              295,530
     Income Tax Refunds                                                          80,693                   --
     Prepaid Expenses and Other Current Assets                                  532,792            1,797,375
     (Net of $5,000 Allowance in 1996 and
      $0 in 1995)
                                                                     ------------------    -----------------
         Total Current Assets                                        $        3,196,068    $       6,508,226
                                                                     ------------------    -----------------

INVESTMENTS:
     Land Held for Investment                                        $           87,000    $          87,000
     Other Investments                                                          376,619              497,403
                                                                     ------------------    -----------------
         Total Investments                                           $          463,619    $         584,403
                                                                     ------------------    -----------------

PROPERTY, PLANT AND EQUIPMENT:
     Cost                                                            $       13,970,772    $      14,147,536
     Less:  Accumulated Depreciation                                         10,039,524            8,938,434
                                                                     ------------------    -----------------
          Net Book Value                                             $        3,931,248    $       5,209,102
                                                                     ------------------    -----------------
OTHER ASSETS:
     Cash (Restricted)                                               $          505,281    $         467,565
     Leasehold Rights and Other Intangible
         Assets (Note A-4)                                                       10,295               10,894
     Cash Surrender Value of Insurance                                            2,191               35,861
     Deposits and Miscellaneous                                                 220,529              368,652
     Employee Loans Receivable (Net of
         $20,000 Allowance in 1996, $10,000
         Allowance in 1995)                                                     105,844               52,544
     Other Receivables - Non-Current Portion
         (Net of $13,000 Allowance in 1996
           and $18,000 in 1995)                                                  81,767              100,656
     Deferred Income Taxes                                                      528,764              406,524
                                                                     ------------------    -----------------
     Total Other Assets                                              $        1,454,671    $       1,442,696
                                                                     ------------------    -----------------

         TOTAL ASSETS:                                               $        9,045,606    $      13,744,427
                                                                     ==================    =================


See accompanying Notes to Consolidated Financial Statements.




                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             MARCH 31, 1996 AND 1995
                                   (Continued)

     LIABILITIES AND STOCKHOLDERS' EQUITY                                  1996                       1995
     ------------------------------------                            -------------------       -----------------
CURRENT LIABILITIES:
     Notes Payable to Bank and
       Others (Note D)                                               $            24,630       $       1,336,229
     Current Portion of Long-Term Debt (Note E)                                  488,541                 589,402
     Accounts Payable                                                          1,425,070               1,447,231
     Accrued Expenses                                                            685,715               1,314,381
     Income Tax Payable                                                               --                 957,697
                                                                     -------------------       -----------------
        Total Current Liabilities                                    $         2,623,956       $       5,644,940

LONG-TERM LIABILITIES:
     Long-Term Debt, Less Current
       Portion (Note E)                                                        3,283,241               3,171,118
                                                                     -------------------       -----------------
         TOTAL LIABILITIES                                           $         5,907,197       $       8,816,058
                                                                     -------------------       -----------------

STOCKHOLDERS' EQUITY:
     Capital Stock -
         Common Stock of $.04 par value -
         Authorized 4,000,000 shares;
         622,377 Shares Issued
         in 1996 and 1995                                            $            24,895       $          24,895
     Capital in Excess of Par Value                                              116,178                 116,178
     Retained Earnings                                                         3,164,418               4,954,353
                                                                     -------------------       -----------------
         Subtotal:                                                   $         3,305,491       $       5,095,426
         Less:  Shares Reacquired and Held
                in Treasury (59,955 shares
                in 1996 and 59,948 shares
                in 1995 at Cost)                                                 167,082                 167,057
                                                                     -------------------       -----------------

         TOTAL STOCKHOLDERS' EQUITY:                                 $         3,138,409       $       4,928,369
                                                                     -------------------       -----------------


Commitments, Contingencies and Subsequent
Events (Note G)                                                                       --                      --

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY:                                       $         9,045,606       $      13,744,427
                                                                     ===================       =================




See accompanying Notes to Consolidated Financial Statements


                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1995 AND 1994

     ASSETS:                                                                      1995                     1994
     ------                                                               -----------------        -------------------
CURRENT ASSETS:

  Cash and Cash Items                                                     $         759,133        $           464,953
  Customer Accounts Receivable
    Less Allowance for Doubtful Accounts:
   $230,000 in 1995 and $276,000 in 1994                                            807,857                  2,240,553
  Inventories                                                                       311,648                    410,865
  Deferred Income Taxes                                                             105,109                    295,530
  Prepaid Expenses and Other Current Assets
  (Net of $5,000 Allowance In 1995 and 1994)                                        449,078                    457,158
                                                                          -----------------        -------------------

            Total Current Assets                                          $       2,432,825        $         3,869,059
                                                                          -----------------        -------------------


INVESTMENTS:
  Land Held for Investment                                                $          87,000        $            87,000
  Other Investments                                                                 265,528                    495,174
                                                                          -----------------        -------------------
            Total Investments                                             $         352,528        $           582,174
                                                                          -----------------        -------------------

PROPERTY, PLANT AND EQUIPMENT:
  Cost                                                                    $      13,857,557        $        15,426,570
  Less:  Accumulated Depreciation                                                 9,420,655                  9,118,785
                                                                          -----------------        -------------------
            Net Book Value                                                $       4,436,902        $         6,307,785
                                                                          -----------------        -------------------


OTHER ASSETS:
  Cash (Restricted)                                                       $         580,297        $           467,565
  Leasehold Rights and Other Intangible Assets
    Less Accumulated Amortization of $13,482 in
    1995 and $6,312 in 1994                                                           8,096                     15,265
  Cash Surrender Value of Insurance                                                  39,393                     35,861
  Deposits and Miscellaneous                                                        219,529                    278,201
  Employee Loans Receivable (Net of $20,000
      Allowance in 1995 and $10,000 Allowance
      In 1994)                                                                       79,840                     33,858
  Other Receivables - Non-Current Portion
    (Net of $13,000 Allowance in 1995 and
    $13,000 In 1994)                                                                 95,376                    120,327
  Deferred Income Taxes - Non-Current Portion                                       528,764                    406,524
                                                                          -----------------        -------------------
            Total Other Assets                                            $       1,551,295        $         1,357,601
                                                                          -----------------        -------------------
               TOTAL ASSETS                                               $       8,773,550        $        12,116,619
                                                                          =================        ===================


See accompanying notes to Consolidated Financial Statements.


                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1995 AND 1994
                                   (Continued)

     LIABILITIES AND STOCKHOLDERS' EQUITY                                        1995                        1994
     ------------------------------------                                 -----------------        -------------------
CURRENT LIABILITIES:
  Notes Payable to Bank and Others                                        $              --        $         1,723,040
  Current Portion of Long-Term Debt                                                 519,490                    899,752
  Accounts Payable                                                                1,171,228                  2,602,980
  Income Taxes Payable                                                               12,307                    109,381
  Accrued Expenses                                                                  657,504                    940,503
                                                                          -----------------        -------------------
            Total Current Liabilities                                     $       2,360,529        $         6,275,656
LONG-TERM LIABILITIES:
  Long-Term Debt, Less Current Portion                                            3,073,603                  4,303,541
                                                                          -----------------        -------------------
             TOTAL LIABILITIES                                            $       5,434,132        $        10,579,197
                                                                          -----------------        -------------------
STOCKHOLDERS' EQUITY:
  Capital Stock -
    Common Stock of $.04 par value - Authorized
    4,000,000 Shares; 622,377 Shares Issued in
      1995 and 1994                                                       $          24,895        $            24,895
  Capital In Excess of Par Value                                                    116,178                    116,178
  Retained Earnings                                                               3,365,427                  1,561,760
                                                                          -----------------        -------------------
            Subtotal                                                      $       3,506,500        $         1,702,833
    Less:  Shares Reacquired and Held in
           Treasury (59,975 Shares in 1995
           and 59,381 Shares in 1994 at Cost)                                       167,082                    165,411
                                                                          -----------------        -------------------
                TOTAL STOCKHOLDERS' EQUITY                                $       3,339,418        $         1,537,422
                                                                          -----------------        -------------------

Commitments, Contingencies, and Subsequent
  Events                                                                                 --                         --
                                                                          -----------------        -------------------
               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                       $       8,773,550        $        12,116,619
                                                                          =================        ===================


See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                                 1996                    1995
                                                                          -----------------      -------------------
NET SALES:
     (A substantial portion of which is
     attributable to four customers (Note B)
     and a substantial portion of which have
     been discontinued)                                                   $       9,892,024      $        12,913,231
                                                                          -----------------      -------------------

COSTS, EXPENSES, AND OTHER ITEMS:
     Costs of Sales                                                       $       5,643,135      $         7,723,459
     Selling and Administrative Expenses                                          4,833,151                5,610,402
     Airline Port Fees (Income)                                                    (268,667)                (379,691)
     Interest (Income)                                                              (16,697)                  (7,166)
     Interest Expense                                                               138,544                  368,281
     (Gain) Loss on Disposition of Assets                                           (25,632)              (5,448,270)
     Equity in (Earnings) of Joint Ventures                                         (83,591)                  (2,229)
     Other (Income)                                                                 (34,210)                 (36,148)
                                                                          -----------------      -------------------
          Total Costs, Expenses and                                       $      10,186,033      $         7,828,638
          Other Items                                                     -----------------      -------------------
          Income (Loss) Before Provision
            for Income Taxes                                              $        (294,009)     $         5,084,593
                                                                          -----------------      -------------------

PROVISION (CREDIT) FOR INCOME TAXES:
     Federal                                                              $         (79,000)     $         1,405,000
     State                                                                          (14,000)                 287,000
                                                                          -----------------      -------------------
          Total Provision for Income Taxes                                $         (93,000)     $         1,692,000
                                                                          -----------------      -------------------

          Net Income (Loss)                                               $        (201,009)     $         3,392,593

RETAINED EARNINGS, BEGINNING OF PERIOD:                                           3,365,427                1,561,760
                                                                          -----------------      -------------------

RETAINED EARNINGS, END OF PERIOD:                                         $       3,164,418      $         4,954,353
                                                                          =================      ===================

     Net Income (Loss) Per Common Share:                                  $            (.36)     $              6.03
                                                                          =================      ===================

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:                                         562,422                  562,598
                                                                          =================      ===================


See accompanying Notes to Consolidated Financial Statements.


                         JERRY'S, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                                1996                   1995
                                                                          ----------------       ----------------
NET SALES:
     (A substantial portion of which is
     attributable to four customers (Note B)
     and a substantial portion of which has
     been discontinued)                                                   $      5,567,516       $      6,305,174
                                                                          ----------------       ----------------
COSTS, EXPENSES, AND OTHER ITEMS:
     Costs of Sales                                                       $      3,060,126       $      3,677,137
     Selling and Administrative Expenses                                         2,575,381              2,918,567
     Airline Port Fees (Income)                                                   (149,855)              (195,452)
Interest (Income)                                                                   (8,851)                (3,151)
     Interest Expense                                                               68,419                179,501
     (Gain) or Loss on Disposition of Assets                                            --             (5,448,270)
     (Earnings) of Joint Ventures                                                       --                     --
     Other (Income)                                                                (18,195)               (16,846)
                                                                          ----------------       ----------------
          Total Costs, Expenses and Other Items                           $      5,527,025       $      1,111,486
                                                                          ----------------       ----------------
          Income Before Provision for
            Income Taxes                                                  $         40,491       $      5,193,688
                                                                          ----------------       ----------------
PROVISION (CREDIT) FOR INCOME TAXES:
     Federal                                                              $          1,000       $      1,419,000
     State                                                                              --                289,000
                                                                          ----------------       ----------------
          Total Provision Income Taxes                                    $          1,000       $      1,708,000
                                                                          ----------------       ----------------

          Net Income (Loss)                                               $         39,491       $      3,485,688

RETAINED EARNINGS, BEGINNING OF PERIOD:                                          3,124,927              1,468,665
                                                                          ----------------       ----------------

RETAINED EARNINGS, END OF PERIOD:                                         $      3,164,418       $      4,954,353
                                                                          ================       ================

NET INCOME PER COMMON SHARE:                                              $            .07       $           6.20
                                                                          ================       ================

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:                                        562,422                562,429
                                                                          ================       ================


See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                                    1996                    1995
                                                                             -----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                               $        (201,009)      $        3,392,593
    Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating Activities:
        Depreciation and Amortization                                                  679,676                  748,409
        Provision for Losses on Accounts Receivable                                     50,000                  100,000
        Equity In (Earnings) Loss of
          Joint Ventures                                                               (83,591)                  (2,229)
        Loss (Gain) on Sale of Assets                                                  (25,632)              (5,448,270)

    Change in Assets and Liabilities:
        (Increase) Decrease in Accounts Receivable                                    (426,111)                 369,003
        (Increase) Decrease in Inventories                                             (48,101)                  58,217
        (Increase) Decrease in Prepaid Expenses
         and Other                                                                     (83,714)                (363,040)
        (Increase) Decrease in Deposits and
         Miscellaneous                                                                  (8,693)                 (94,466)
        Increase (Decrease) in Accounts Payable                                        253,842               (1,155,749)
        Increase (Decrease) in Income Tax Payable                                      (93,000)               1,205,000
        Increase (Decrease) Accrued Expenses                                            28,211                   17,194
                                                                             -----------------       ------------------
           Net Cash Provided By (Used By)
             Operating Activities:                                           $          41,878       $       (1,173,338)
                                                                             -----------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Property Sales
        and Equipment                                                        $          25,632       $        5,000,000
    Payments Received on Notes from Sale of
        Property and Equipment                                                          32,500                       --
    Payments Received - Investments                                                         --                       --
    Additions to Investments                                                           (27,500)                      --
    Purchase of Property and Equipment                                                (173,100)                (174,262)
                                                                             ------------------      ------------------
    Net Cash Provided by (Used In)
      Investing Activities:                                                  $        (142,468)      $        4,825,738
                                                                             -----------------       ------------------


See accompanying Notes to Consolidated Financial Statements.


                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Continued)

                                                                                    1996                     1995
                                                                             -----------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Line-of-Credit and
           Long-Term Borrowings                                              $         441,990       $          159,182
    Decrease in Restricted Cash                                                         75,016                       --
    Principal Payments Under Line-of Credit
           and Long-Term Borrowings                                                   (238,671)              (1,988,766)
    Additions to Other Receivables                                                      (3,121)                      --
    Additions to Intangible Assets                                                          --                       --
    Payments to Acquire Treasury Stock                                                      --                   (1,646)
                                                                             -----------------       ------------------
        Net Cash provided by (Used in)
          Financing Activities                                               $         275,214       $       (1,831,230)
                                                                             -----------------       ------------------
        Net Increase in Cash and Cash
          Equivalents                                                        $         174,624       $        1,821,170

CASH AND CASH EQUIVALENTS AT THE BEGINNING
    OF THE PERIOD                                                            $         759,133       $          464,953
                                                                             -----------------       ------------------

CASH AND CASH EQUIVALENTS AT THE END OF
    THE PERIOD                                                               $         933,757       $        2,286,123
                                                                             =================       ==================
ADDITIONAL CASH FLOW INFORMATION:
    Cash Paid During the Year for:
        Interest (Non-Capitalized)                                           $         138,543       $          368,281
                                                                             =================       ==================
        Income Taxes                                                         $              --       $          487,000
                                                                             =================       ==================

    Non-Cash Investing and Financing Activities:
        Purchase of Assets (Net of Cash Paid)
        for Notes                                                            $              --       $               --
                                                                             =================       ==================

    Sales of Assets
      (Net of Cash Paid) for Notes                                           $              --       $        1,000,000
                                                                             =================       ==================



See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995

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

2.   INVENTORIES -

     Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis and market based upon the lower of replacement cost or realizable value. Inventories consisted of the following:

                                                  1996            1995
                                               ----------     ----------

     Finished Goods                            $   67,041     $   69,815
     Raw Materials                                292,708        282,833
                                               ----------     ----------

              Total                            $  359,749     $  352,648
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

5.   INCOME TAXES -

     Effective January 1, 1994, the Company adopted SFAS No. 109, "Accounting for Income Taxes." It requires an asset and liability approach for financial accounting and reporting for deferred income taxes.

     Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax

Jerry's, Inc. And Subsidiaries                                   March 31, 1996
Notes to Consolidated Financial Statements (Continued)


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

10.  ADVERTISING COSTS -

     Advertising costs are generally charged to operations in the period incurred and totaled $171,000 in 1996, and $245,000 in 1995 (six months ended March 31).

11.  ENVIRONMENTAL EXPOSURES -

     The Company accrues environmental costs when it is possible that a liability has been incurred and the amount can be reasonably estimated.

Jerry's, Inc. And Subsidiaries                                   March 31, 1996
Notes to Consolidated Financial Statements (Continued)


NOTE B - SALES

     The Company derives a substantial portion of its revenues from catering flights of four airlines, as follows:

                                                               PERCENT OF TOTAL SALES
                                                               ----------------------
SIX MONTHS ENDED MARCH 31,                        AIR CANADA         CONTINENTAL        U.S. AIR       KIWI
-------------------------                         ----------         -----------        --------       ----
                 1996                                   5%                   6%            20%          6%
                 1995                                   7%                   4%            23%          7%


     During February 1995, the Company sold its airline catering operations at Miami, Florida and Orlando Florida to Alpha Flight Services Florida, Inc. The sales that were discontinued during February, 1995 amounted to:

                                           SALES               PERCENTAGE OF
                                        DISCONTINUED            TOTAL SALES
                                        ------------           -------------

     Year Ended 9/30/95                   $3,008,000                14%
     Year Ended 9/30/94                    9,400,000                32%
     Year Ended 9/30/93                    8,000,000                28%

     Six Months Ended 3/31/96             $       --                --%
     Six Months Ended 3/31/95              3,000,000                23%



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

NOTE D - NOTES PAYABLE

                                                            MARCH 31,                   MARCH 31,
              DESCRIPTION                                     1996                        1995
              -----------                              ------------------          -----------------
Notes payable to financial institution,
of up to $3,000,00 bearing interest at
3 1/4% plus prime and collateralized by
receivables, inventory, equipment,
leasehold rights and real estate, and
the personal guaranty of the Company's
president.                                             $               --          $       1,322,996

Insurance premium financing plan                                   24,630                     13,233
                                                       ------------------          -----------------

              TOTAL                                    $           24,630          $       1,336,229
                                                       ==================          =================



Jerry's, Inc. And Subsidiaries                                    March 31, 1996
Notes to Consolidated Financial Statements (Continued)


NOTE E - LONG TERM DEBT

              The principal balance outstanding and details of long-term debt are summarized as follows:

                                                      MARCH 31,        MARCH 31,
              DESCRIPTION                               1996             1995
              -----------                            -----------       ---------

Chattel mortgage notes on equipment,
aircraft, automotive equipment, payable
in monthly installments of approximately
$40,000 (including interest), with varying
maturities through 2004. A chattel
mortgage note on automotive equipment is
further collateralized by a certificate
of deposit in the amount of $100,000.              $   2,221,939    $  2,120,311

6% to 12 1/2 notes payable, collateralized
by land and buildings, payable in monthly
installments of approximately $8,000
(including interest), with varying maturities
through 2018.                                            729,213       1,009,403

10 1/4% (1 1/2% above prime) note payable to bank,
collateralized by equipment, leasehold and
real estate at the Company's facilities in
Melbourne, Florida, along with the personal
guaranty of the Company's president, payable
in monthly installments of $1,667 plus
interest with a final payment of $52,995
due January 28, 2000.                                    131,328         157,785

9 1/4% (3 1/4% above prime) note payable
to financial institution, collateralized by
equipment, leaseholds and real estate,
payable in monthly installments of
$12,500 plus interest.                                        --          50,000

9% note payable collateralized by
leasehold improvements at the Company's
facilities in Daytona Beach, Florida,
along with a certificate of deposit of
$93,000 and the personal guarantee of the
Company's President, payable in
monthly installments of $15,302
(including interest) through 2001.                       689,302         423,021
                                                  --------------  --------------

            TOTAL                                 $    3,771,782  $    3,760,520

            Less payments due within one year            488,541         589,402
                                                  --------------  --------------

            Long-Term Debt, less current portion  $    3,283,241  $    3,171,118
                                                  ==============  ==============

Jerry's, Inc. And Subsidiaries                                    March 31, 1996
Notes to Consolidated Financial Statements (Continued)


NOTE F - LEASE COMMITMENTS

     The Company and its subsidiaries, under non-capitalized leases, lease certain facilities and equipment used primarily for catering kitchens, dining rooms, coffee shops, cocktail lounges, gift shops, warehouses, and a promotional facility. These leases expired at various dates through the year 2006.

     Rental expense included in continuing operations are as follows:

                         1996                                       1995
                      ----------                                 ----------

     Rent             $1,305,639                                 $1,578,679

     Contingent rentals are generally calculated as a percentage of gross sales and vary from three percent (3%) to forty percent (40%).

     Most leases contain renewal options for five to ten year periods at negotiated rates approved by both parties.

     The Company's leases required the Company to spend approximately $1,400,000 for improvements and equipment at four locations. The Company has expended $330,000 to fulfill these obligations.

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

Jerry's, Inc. And Subsidiaries                                   March 31, 1996
Notes to Consolidated Financial Statements (Continued)


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

     6. The Florida Department of Revenue is in the process of conducting an examination of the books and records for 12 locations of the Company for the period January 1, 1989 through December 31, 1993, with respect to state sales and use tax. The examination is in process at this time and has not been completed. Preliminary schedules indicate a potential assessment of approximately $118,000 plus interest. Included in the preliminary potential assessment is tax on port fees and certain supplies used in the airline catering industry. The Company has taken the position that both items are not subject to sales tax because they are "passed-through" to other parties. The Company intends to vigorously defend its position, and is unable, at this time, to predict the ultimate settlement of this matter.

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

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST TWO QUARTERS OF 1996 FISCAL YEAR COMPARED TO FIRST TWO QUARTERS OF 1995 FISCAL YEAR

SALES

     The Company's net sales for the six months ended March 31, 1996 were $9,892,000 compared with $12,913,000 for the same period of 1995. The decrease in net sales is primarily due to the sale of the Company's Miami and Orlando operations in February 1995. Sales from continuing operations were $9,913,000 in 1995. The decrease was due to a decline in airline catering sales at airports served by the Company (other than Miami and Orlando). These sales have decreased due to reductions in meal service and number of flights at these airports.

COST OF SALES

     Cost of sales in the first six months of the 1996 fiscal year were $5,643,000 compared with $7,723,000 in 1995. The Company's gross margin improved from 40.2% in 1995 to 42.9% in 1996, due to a higher proportion of sales at restaurants, lounges and gift shops.

SELLING AND ADMINISTRATIVE EXPENSES

     The Company's selling and administrative expenses decreased from $5,610,000 in the first six months of 1995 fiscal year to $4,833,000 in 1996 primarily due to the sale of the Miami and Orlando operations.

AIRLINE PORT FEES

     The Company charges each of its airline catering customers a port fee equal to the amount of percentage rent the Company pays to each airport authority. The amount of this income was $380,000 in the first six months of 1995 fiscal year, compared with $269,000 in the first six months of 1996. It is directly offset by rental expense paid by the Company.

SALE OF ASSETS

     In February 1995, the Company sold its Miami and Orlando airline catering operations to Alpha Flight Services, Inc. ("Alpha"). The Company recorded a gain of $5,448,000 from this transaction. See Note G-7 to the Consolidated Financial Statements.

NET INCOME

     Due to the factors described above, the Company incurred a net loss of $201,000 for the first six months compared to net income of $3,393,000 for 1995. The comparability of these amounts is affected by the gain of $5,448,000 recorded in 1995 from the Alpha sale. If the gain from the Alpha sale were deducted, the Company incurred a net loss (before taxes) of $364,000 in 1995, which is comparable to the net loss (before taxes) of $294,000 for 1996.

FINANCIAL CONDITION AT MARCH 31, 1996

     The Company's working capital improved during the first six months of the

1996 fiscal year by $175,000. This increase was due to the cumulative effect of:
(i) $41,000 in cash provided by operating activities (due in part to relatively modest operating loss and high depreciation expense); (ii) $142,000 in cash used by investing activities (due primarily to $173,000 in purchases of property and equipment); and (iii) $275,000 provided by financing activities (due primarily to additional loans from third parties).

     On March 31, 1996, the Company's current assets and current liabilities were $2,433,000 and $2,360,000, respectively, compared with $3,869,000 and $6,276,000 on March 31, 1995. The Company's current ratio (current assets divided by current liabilities) improved to 1.03 on March 31, 1996, compared with .62 on March 31, 1995.

                                     PART II

                                OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

    27.1         Financial Data Schedule

     There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           JERRY'S, INC.

Date:  September 30, 1997                  /S/GERARD J. PENDERGAST, JR.
                                           -------------------------------------
                                           Gerard J. Pendergast, Jr.
                                           President and Chief Executive Officer



Date:  September 30, 1997                  /S/KAREN P. RHODES
                                           -------------------------------------
                                           Karen P. Rhodes
                                           Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                          DESCRIPTION
-------                          -----------

27.1                    Financial Data Schedule