Form 10-Q
period 1996-06-30
JERRYS INC
filed 1997-11-04
CIK 53453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------
                                    Form 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 1996, or

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

                        Telephone Number: (407) 689-9611

                          Common Stock, $.04 Par Value

                  Outstanding Shares at June 30, 1996 - 562,422

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing requirements for the past ninety (90) days.

         YES ____                NO    X


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

                          PART I. FINANCIAL INFORMATION

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             JUNE 30, 1996 AND 1995

     ASSETS                                                                 1996                  1995
     ------                                                          ------------------      --------------
CURRENT ASSETS:
     Cash and Cash Items                                             $        1,168,863      $       1,093,541
     Customers Accounts Receivable
         Less - Allowance for Doubtful Accounts:
         $292,000 in 1996 and $433,000 in 1995                                  955,025                664,788
     Inventories (Note A-2)                                                     401,706                337,059
     Refundable Income Taxes                                                    301,684                   -
     Deferred Tax Assets - Current Portion                                      105,109                295,530
     Prepaid Expenses and Other Current Assets                                  406,224                643,896
                                                                     ------------------      -----------------
         Net of $5,000 Allowance in 1996 and
         -0- in 1995
         Total Current Assets                                        $        3,338,611      $       3,034,814
                                                                     ------------------      -----------------
INVESTMENTS:
     Land Held for Investment                                        $           87,000      $          87,000
     Other Investments                                                          388,519                497,403
                                                                     ------------------      -----------------
         Total Investments                                           $          475,519      $         584,403
                                                                     ------------------      -----------------
PROPERTY, PLANT AND EQUIPMENT:
     Cost                                                            $       14,028,257      $      13,880,880
     Less:  Accumulated Depreciation                                         10,380,852              9,133,884
                                                                     ------------------      -----------------
          Net Book Value                                             $        3,647,405      $       4,746,996
                                                                     ------------------      -----------------
OTHER ASSETS:
     Cash (Restricted)                                               $          674,884      $         469,087
     Leasehold Rights and Other Intangible
         Assets (Note A-4)                                                        9,834                 10,511
     Cash Surrender Value of Insurance                                            2,191                 35,861
     Deposits and Miscellaneous                                                 233,257                322,810
     Employee Loans Receivable (Net of
         $20,000 Allowance in 1996,
         $10,000 Allowance in 1995)                                             107,376                 44,010
     Other Receivables - Non-Current Portion
         (Net of $13,000 Allowance in 1996
         and $18,000 in 1995)                                                    75,140                 93,321
     Deferred Tax Assets - Non Current                                          528,764                406,524
                                                                     ------------------      -----------------
     Total Other Assets                                              $        1,631,446      $       1,382,124
                                                                     ------------------      -----------------
         TOTAL ASSETS:                                               $        9,092,981      $       9,748,337
                                                                     ==================      =================

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             JUNE 30, 1996 AND 1995
                                   (Continued)

     LIABILITIES AND STOCKHOLDERS' EQUITY                                      1996                  1995
     ------------------------------------                              ------------------      --------------
CURRENT LIABILITIES:
     Notes Payable to Bank and
       Others (Note D)                                               $          14,673     $         10,550
     Current Portion of Long-Term Debt (Note E)                                488,541              495,526
     Accounts Payable                                                        1,598,900            1,286,050
     Income Taxes Payable                                                          -                184,475
     Accrued Expenses                                                          619,797              746,718
                                                                     -----------------     ----------------
         Total Current Liabilities                                   $       2,721,911     $      2,723,319

LONG-TERM LIABILITIES:
     Long-Term Debt, Less Current
       Portion (Note E)                                              $       3,642,069     $      2,874,419
                                                                     -----------------     ----------------
         TOTAL LIABILITIES                                           $       6,363,980     $      5,597,738
                                                                     -----------------     ----------------
STOCKHOLDERS' EQUITY:
     Capital Stock -
         Common Stock of $.04 par value -
         Authorized 4,000,000 shares;
         622,377 Shares Issued
         in 1996 and 1995                                            $          24,895     $         24,895
     Capital in Excess of Par Value                                            116,178              116,178
     Retained Earnings                                                       2,755,010            4,176,583
                                                                     -----------------     ----------------
         Subtotal:                                                   $       2,896,083     $      4,317,656
         Less:  Shares Reacquired and Held
                in Treasury (59,955 shares
                in 1996 and 59,948 shares
                in 1995 at Cost)                                               167,082              167,057
                                                                     -----------------     ----------------
         TOTAL STOCKHOLDERS' EQUITY:                                 $       2,729,001     $      4,150,599
                                                                     -----------------     ----------------

Commitments, Contingencies and Subsequent
Events (Note G)                                                                     --                   --
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY:                                       $       9,092,981     $      9,748,337
                                                                     =================     ================

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1995 AND 1994

     ASSETS                                                                         1995                    1994
     ------                                                                  ------------------      --------------
CURRENT ASSETS:
  Cash and Cash Items                                                     $         759,133     $           464,953
  Customer Accounts Receivable
    Less Allowance for Doubtful Accounts:
   $230,000 in 1995 and $276,000 in 1994                                            807,857               2,240,553
  Inventories                                                                       311,648                 410,865
  Deferred Income Taxes                                                             105,109                 295,530
  Prepaid Expenses and Other Current Assets
  (Net of $5,000 Allowance In 1995 and 1994)                                        449,078                 457,158
                                                                          -----------------     -------------------
            Total Current Assets                                          $       2,432,825     $         3,869,059
                                                                          -----------------     -------------------
INVESTMENTS:
  Land Held for Investment                                                $          87,000     $            87,000
  Other Investments                                                                 265,528                 495,174
                                                                          -----------------     -------------------
            Total Investments                                             $         352,528     $           582,174
                                                                          -----------------     -------------------
PROPERTY, PLANT AND EQUIPMENT:
  Cost                                                                    $      13,857,557     $        15,426,570
  Less:  Accumulated Depreciation                                                 9,420,655               9,118,785
                                                                          -----------------     -------------------
            Net Book Value                                                $       4,436,902     $         6,307,785
                                                                          -----------------     -------------------
OTHER ASSETS:
  Cash (Restricted)                                                       $         580,297     $           467,565
  Leasehold Rights and Other Intangible Assets
    Less Accumulated Amortization of $13,482 in
    1995 and $6,312 in 1994                                                           8,096                  15,265
  Cash Surrender Value of Insurance                                                  39,393                  35,861
  Deposits and Miscellaneous                                                        219,529                 278,201
  Employee Loans Receivable (Net of $20,000
    Allowance In 1995 and $10,000 in 1994)                                           79,840                  33,858
  Other Receivables - Non-Current Portion
    (Net of $13,000 Allowance in 1995 and 1994)                                      95,376                 120,327
  Deferred Income Taxes - Non-Current
    Portion                                                                         528,764                 406,524
                                                                          -----------------     -------------------
            Total Other Assets                                            $       1,551,295     $         1,357,601
                                                                          -----------------     -------------------
               TOTAL ASSETS                                               $       8,773,550     $        12,116,619
                                                                          =================     ===================

See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1995 AND 1994
                                   (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY                                                 1995                        1994
                                                                            ------------------            --------------
CURRENT LIABILITIES:
  Notes Payable to Bank and Others                                         $                --       $         1,723,040
  Current Portion of Long-Term Debt                                                    519,490                   899,752
  Accounts Payable                                                                   1,171,228                 2,602,980
  Income Taxes Payable                                                                  12,307                   109,381
  Accrued Expenses                                                                     657,504                   940,503
                                                                           -------------------       -------------------
            Total Current Liabilities                                      $         2,360,529       $         6,275,656

LONG-TERM LIABILITIES:
  Long-Term Debt, Less Current Portion                                               3,073,603                 4,303,541
                                                                           -------------------       -------------------
             TOTAL LIABILITIES                                             $         5,434,132       $        10,579,197
                                                                           -------------------       -------------------

STOCKHOLDERS' EQUITY:
  Capital Stock -
    Common Stock of $.04 par value - Authorized
    4,000,000 Shares; 622,377 Shares Issued in
      1995 and 1994                                                        $            24,895       $            24,895
  Capital In Excess of Par Value                                                       116,178                   116,178
  Retained Earnings                                                                  3,365,427                 1,561,760
                                                                           -------------------       -------------------
            Subtotal                                                       $         3,506,500       $         1,702,833
    Less:  Shares Reacquired and Held in
           Treasury (59,975 Shares in 1995
           and 59,381 Shares in 1994 at Cost)                                          167,082                   165,411
                                                                           -------------------       -------------------
                TOTAL STOCKHOLDERS' EQUITY                                 $         3,339,418       $         1,537,422
                                                                           -------------------       -------------------

Commitments, Contingencies, and Subsequent
  Events                                                                                    --                        --
                                                                           -------------------       -------------------
               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                        $         8,773,550       $        12,116,619
                                                                           ===================       ===================

See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                                   1996                    1995
                                                                         ------------------          --------------
NET SALES:
     (A substantial portion of which is
     attributable to four customers (Note B)
     and a substantial portion of which has
     been discontinued)                                                   $      14,770,842      $       17,500,995
                                                                          -----------------      ------------------
COSTS, EXPENSES, AND OTHER ITEMS:
     Costs of Sales                                                       $       8,716,565      $       10,510,944
     Selling and Administrative Expenses                                          7,302,515               8,688,588
     Airline Port Fees (Income)                                                    (384,534)               (515,457)
     Interest (Income)                                                              (24,869)                (68,480)
     Interest Expense                                                               225,618                 524,257
     (Gain) Loss on Disposition of Assets                                           (25,632)             (5,489,115)
     Equity in (Earnings) of Joint Ventures                                         (83,591)                 (2,229)
     Other (Income)                                                                 (47,813)                (43,336)
                                                                          ------------------     ------------------
          Total Costs, Expenses and Other Items                           $      15,678,259      $       13,605,172
          Income (Loss) Before Provision
            for Income Taxes                                              $        (907,417)     $        3,895,823
                                                                          -----------------      ------------------
PROVISION (CREDIT) FOR INCOME TAXES:
     Federal                                                              $        (254,000)     $        1,054,000
     State                                                                          (43,000)                227,000
                                                                          -----------------      ------------------
          Total Provision for Income Taxes                                $        (297,000)     $        1,281,000
                                                                          -----------------      ------------------
          Net Income (Loss)                                               $        (610,417)     $        2,614,823

RETAINED EARNINGS, BEGINNING OF PERIOD:                                   $       3,365,427      $        1,561,760
                                                                          -----------------      ------------------
RETAINED EARNINGS, END OF PERIOD:                                         $       2,755,010      $        4,176,583
                                                                          =================      ==================
     Net Income (Loss) Per Common Share:                                  $           (1.08)     $             4.65
                                                                          =================      ==================
AVERAGE SHARES OF COMMON STOCK OUTSTANDING:                                         562,422                 562,542
                                                                          =================      ==================

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                                  1996                   1995
                                                                          ------------------     ------------------
NET SALES:
     (A substantial portion of which is
     attributable to four customers (Note B)
     and a substantial, portion of which has
     been discontinued)                                                   $       4,878,818      $        4,587,764
                                                                          -----------------      ------------------

COSTS, EXPENSES, AND OTHER ITEMS:
     Costs of Sales                                                       $       3,073,430      $        2,787,485
     Selling and Administrative Expenses                                          2,469,430               3,078,186
     Airline Port Fees (Income)                                                    (115,867)               (135,766)
     Interest (Income)                                                               (8,172)                (61,314)
     Interest Expense                                                                87,074                 155,976
     (Gain) or Loss on Disposition of Assets                                             --                 (40,845)
     Other (Income)                                                                 (13,603)                 (7,188)
                                                                          -----------------      ------------------
          Total Costs, Expenses and Other Items                           $       5,492,226      $        5,776,534
                                                                          -----------------      ------------------
          Income (Loss) Before Provision for
            Income Taxes                                                  $        (613,408)     $       (1,188,770)
                                                                          -----------------      ------------------
PROVISION (CREDIT) FOR INCOME TAXES:
     Federal                                                                       (175,000)     $         (351,000)
     State                                                                          (29,000)                (60,000)
                                                                          -----------------      ------------------
          Total Provision (Credit) for
          Income Taxes                                                    $        (204,000)     $         (411,000)
                                                                          -----------------      ------------------
          Net Income (Loss)                                               $        (409,408)     $         (777,770)
                                                                          -----------------      ------------------
RETAINED EARNINGS, BEGINNING OF PERIOD:                                           3,164,418               4,954,353
                                                                          -----------------      ------------------
RETAINED EARNINGS, END OF PERIOD:                                         $       2,755,010      $        4,176,583
                                                                          =================      ==================
NET INCOME (LOSS) PER COMMON SHARE:                                       $            (.73)     $            (1.38)
                                                                          =================      ==================

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:                                         562,422                 562,429
                                                                          =================      ==================

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                                      1996                     1995
                                                                              ------------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                               $         (610,417)      $       2,614,823
     Adjustments to Reconcile Net Income to
          Net Cash Provided by Operating Activities:
             Depreciation and Amortization                                             1,019,038               1,145,055
             Provision for Losses on Accounts
               Receivable                                                                 60,000                 150,000
             Equity In (Earnings) Loss of
               Joint Ventures                                                            (83,591)                 (2,229)
             Loss (Gain) on Sale of Assets                                               (25,632)             (5,489,115)

     Change in Assets and Liabilities:
          (Increase) Decrease in Accounts Receivable                                    (207,168)              1,430,765
          (Increase) Decrease in Inventories                                             (90,058)                 73,806
          (Increase) Decrease in Prepaid Expenses
           and Other                                                                      42,854                (267,740)
          (Increase) Decrease in Deposits and
           Miscellaneous                                                                 (32,576)                (32,755)
          Increase (Decrease) in Accounts Payable                                        427,672              (1,316,930)
          Increase (Decrease) in Income Taxes Payable                                   (313,991)                 75,094
          Increase (Decrease) in Accrued Expenses                                        (37,707)               (193,785)
                                                                              ------------------       -----------------
 Net Cash Provided by (Used By)
               Operating Activities:                                          $          148,424       $      (1,813,011)
                                                                              ------------------       -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from Sale of Property and
       Equipment                                                              $           25,632       $       6,071,782
     Payments Received on Notes from Sale of
          Property and Equipment                                                          48,750                      --
     Payments Received - Investments                                                          --                      --
     Additions to Investments                                                            (39,400)                     --
     Purchase of Property and Equipment                                                 (228,158)               (196,418)
                                                                              ------------------       -----------------
Net Cash Provided by (Used In) Investing
     Activities:                                                              $         (193,176)      $       5,875,364
                                                                              ------------------       -----------------

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Continued)

                                                                                     1996                     1995
                                                                              ------------------       -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Line-of-Credit and
             Long-Term Borrowings                                             $        1,299,307       $         159,182
     Increase in Restricted Cash                                                         (94,587)                 (1,522)
     Principal Payments Under Line-of Credit
             and Long-Term Borrowings                                                   (747,117)             (3,589,779)
     Additions to Other Receivables                                                           --                      --
     Additions to Intangible Assets                                                       (3,121)                     --
     Payments to Acquire Treasury Stock                                                       --                  (1,646)
     Proceeds from Officer Loans                                                              --                      --
     Payments of Officer Loan                                                                 --                      --
                                                                              ------------------       -----------------
       Net Cash Provided (Used) by Financing
           Activities                                                         $          454,482       $      (3,433,765)
                                                                              ------------------       -----------------
           Net Increase in Cash and Cash
             Equivalents                                                      $          409,730       $         628,588

CASH AND CASH EQUIVALENTS AT THE BEGINNING
     of the Period                                                                       759,133                 464,953
                                                                              ------------------       -----------------
CASH AND CASH EQUIVALENTS AT THE END OF
     the Period                                                               $        1,168,863       $       1,093,541
                                                                              ==================       =================
ADDITIONAL CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest (Non-Capitalized)                                          $          225,618       $         523,053
                                                                              ==================       =================
          Income Taxes                                                        $            7,623       $       1,205,906
                                                                              ==================       =================
     Non-Cash Investing and Financing Activities:
          Purchase of Assets (Net of Cash Period)
            for Notes                                                         $               --       $              --
                                                                              ==================       =================
     Assets Received in Settlement of
          Notes Receivable                                                    $               --       $              --
                                                                              ==================       =================
Sale of Assets (net of cash paid) for Notes                                   $               --       $          76,264
                                                                              ==================       =================
Sale of Assets (net of cash paid)
     for assumption of Notes Payable                                          $               --       $         115,241
                                                                              ==================       =================

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

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

2.       INVENTORIES -

         Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis and market based upon the lower of replacement cost or realizable value. Inventories consisted of the following:

                                            1996                    1995
                                      -------------           -------------
                  Finished Goods      $     121,175           $      71,021
                  Raw Materials             280,531                 266,038
                                      -------------           -------------
                      Total           $     401,706           $     337,059
                                      =============           =============

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

Jerry's, Inc. and Subsidiaries                                    June 30, 1996
Notes to Consolidated Financial Statements (Continued)


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

10.      ADVERTISING COSTS -

         Advertising costs are generally charged to operations in the period incurred and totaled $268,000 in 1996, and $394,000 in 1995 (nine months ended June 30).

Jerry's, Inc. and Subsidiaries                                    June 30, 1996
Notes to Consolidated Financial Statements (Continued)

11.      ENVIRONMENTAL EXPOSURES -

         The Company accrues environmental costs when it is possible that a liability has been incurred and the amount can be reasonably estimated.

NOTE B - SALES

         The Company derives a substantial portion of its revenues from catering flights of four airlines, as follows:

                                               PERCENT OF TOTAL SALES
                                               ----------------------
NINE MONTHS ENDED JUNE 30,    AIR CANADA   CONTINENTAL  U.S. AIR   KIWI
--------------------------    ----------   -----------  --------   ----
         1996                     5%            6%           21%     5%
         1995                     6%            5%           24%     6%

         During February 1995, the Company sold its airline catering operations at Miami, Florida and Orlando Florida to Alpha Flight Services Florida, Inc. The sales that were discontinued during February, 1995 amounted to:

                                             SALES        PERCENTAGE OF
                                          DISCONTINUED     TOTAL SALES
                                          ------------     -----------
         Year Ended 9/30/95                $3,008,000            14%
         Year Ended 9/30/94                 9,400,000            32%
         Year Ended 9/30/93                 8,000,000            28%

         Nine Months Ended 6/31/96         $       --             -%
         Nine Months Ended 6/31/95          3,000,000            17%

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

NOTE D - NOTES PAYABLE - BANKS AND OTHERS

         DESCRIPTION                       JUNE 30,               JUNE 30,
                                             1996                   1995
                                   ---------------           --------------
Insurance premium financing plan   $        14,673           $       10,550
                                   ===============           ==============

Jerry's, Inc. and Subsidiaries                                    June 30, 1996
Notes to Consolidated Financial Statements (Continued)


NOTE E - LONG TERM DEBT

         The principal balances outstanding and details of long-term debt are summarized as follows:

                                                                         JUNE 30,                 JUNE 30,
         DESCRIPTION                                                      1996                      1995
         -----------                                                   ------------                ----------
Chattel mortgage notes on equipment, aircraft, automotive
equipment, payable in monthly installments of approximately
$42,000 (including interest), with varying maturities
through 2004. A chattel mortgage note on automotive
equipment is further collateralized by a certificate
of deposit in the amount of $100,000.                                   $2,133,937                 $2,071,771

6% to 12 1/2 notes payable, collateralized by land and
buildings, payable in monthly installments of approximately
$10,000 (including interest), with varying maturities
through 2018.                                                              721,738                    779,912

10 1/4% (1 1/2% above prime) note payable to bank,
collateralized by equipment, leasehold and real estate at
the Company's facilities in Melbourne, Florida, along with
the personal guaranty of the Company's president, payable in monthly installments of $2,744 (including interest) with a
final payment of $52,995 due January 28, 2000.                             126,328                    151,694

18% note payable secured by the personal guaranty of the
Company's President, payable in monthly installments of
$18,000 (including interest through 1999).                                 489,424                         --

9% note payable collateralized by leasehold improvements
at the Company's facilities in Daytona Beach, Florida, along with a certificate of deposit of $93,000 and the personal
guarantee of the Company's President, payable in monthly
installments of $15,302 (including interest) through 2001.                 659,183                    366,568
                                                                        ----------                 ----------
         TOTAL                                                          $4,130,610                 $3,369,945
         Less payments due within one year                                 488,541                    495,526
                                                                        ----------                 ----------

         Long-Term Debt, less current portion                           $3,642,069                 $2,874,419
                                                                        ==========                 ==========

Jerry's, Inc. and Subsidiaries                                    June 30, 1996
Notes to Consolidated Financial Statements (Continued)

NOTE F - LEASE COMMITMENTS

         The Company and its subsidiaries, under non-capitalized leases, lease certain facilities and equipment used primarily for catering kitchens, dining rooms, coffee shops, cocktail lounges, gift shops, warehouses, and a promotional facility. These leases expired at various dates through the year 2006.

         Rental expense included in continuing operations are as follows:

                                           1996                      1995
                                        ----------                ----------
         Rent                           $1,920,408                $2,157,523

         Contingent rentals are generally calculated as a percentage of gross sales and vary from three percent (3%) to forty percent (40%).

         Most leases contain renewal options for five to ten year periods at negotiated rates approved by both parties.

         The Company's leases required the Company to spend approximately $1,400,000 for improvements and equipment at four locations. The Company has expended $364,000 to fulfill these obligations.

         The approximate minimum rental commitments for the years subsequent to September 30, 1995 are as follows:

                                             FINANCING         OTHER
                             TOTAL             LEASES          LEASES
                         -----------        -----------     -----------
1996                     $ 1,385,130             --         $ 1,385,130
1997                       1,130,918             --           1,130,918
1998                         994,105             --             994,105
1999                         878,800             --             878,800
2000                         815,916             --             815,916
2001-2003                  3,042,755             --           3,042,755
                        ------------        -----------    ------------
TOTAL                    $ 8,247,624        $    --         $ 8,247,624
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

         2. Effective January 1, 1989, the Company entered into a consulting agreement with a partnership under the control of a retired director of the

Jerry's, Inc. and Subsidiaries                                    June 30, 1996
Notes to Consolidated Financial Statements (Continued)

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

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST THREE QUARTERS OF 1996 FISCAL YEAR COMPARED TO FIRST THREE QUARTERS OF 1995 FISCAL YEAR

SALES

         The Company's net sales for the nine months ended June 30, 1996 were $14,771,000 compared with $17,501,000 for the same period of 1995. The decrease in net sales is primarily due to the sale of the Company's Miami and Orlando operations. Sales from continuing operations were $14,771,000 in 1996 and $14,501,000 in 1995. The increase in sales from continuing operations was primarily due to higher sales at the Company's new operations at Sanford, Florida.

COST OF SALES

         Cost of sales in the first nine months of the 1996 fiscal year were $8,717,000 compared with $10,511,000 in 1995. The Company's gross margin improved from 40% in 1995 to 41% in 1996 due to a higher proportion of sales at restaurant and lounges, which generate a higher margin than airline catering sales.

SELLING AND ADMINISTRATIVE EXPENSES

         The Company's selling and administrative expenses decreased from $8,689,000 in the first nine months of 1995 fiscal year to $7,303,000 in 1996, primarily due to the sale of the Miami and Orlando operations.

AIRLINE PORT FEES

         The Company charges each of its airline catering customers a port fee equal to the amount of percentage rent the Company pays to each airport authority. The amount of this income was $385,000 in the first nine months of 1996 fiscal year, compared with $515,000 in the first nine months of 1995. It is directly offset by rental expense paid by the Company.

SALE OF ASSETS

         In February 1995, the Company sold its Miami and Orlando airline catering operations to Alpha Flight Services, Inc. ("Alpha"). See Note G-7 to the Consolidated Financial Statements.

NET INCOME

         Due to the factors described above, the Company incurred a net loss of $610,000 for the first nine months of 1996 fiscal year, compared to net income of $2,615,000 for 1995. After deducting the gain from the Alpha sale, the Company incurred a net loss (before taxes) of $1,552,000 in 1995, compared with a net loss (before taxes) of $907,000 for 1996.

FINANCIAL CONDITION AT JUNE 30, 1995

         On June 30, 1996, the Company's current assets and current liabilities were $3,339,000 and $2,722,000 respectively, compared with $3,035,000 and $2,723,000 on June 30, 1995. The Company's current ratio (current assets divided by current liabilities) improved to 1.23 on June 30, 1996, compared with 1.11 on June 30, 1995.

         The Company's operations provided $148,000 in cash during the first nine months of the 1996 fiscal year due to a significant increase in the Company's accounts payable. The Company's investing activities used $193,000 in cash (almost all of which is attributable to the purchase of new equipment). Finally, the Company's financing activities provided approximately $454,000 in cash. This amount primarily represents increases in the Company's borrowings.

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

                                     PART II

                                OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     27.1    Financial Data Schedule

         There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JERRY'S, INC.

Date:  September 30, 1997                 /S/ GERARD J. PENDERGAST, JR.
                                          -----------------------------
                                          Gerard J. Pendergast, Jr.
                                          President and Chief Executive Officer



Date:  September 30, 1997                 /S/ KAREN P. RHODES
                                          -------------------
                                          Karen P. Rhodes
                                          Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------                            -----------

27.1                 Financial Data Schedule