Form 10-K
period 1996-09-30
JERRYS INC
filed 1997-11-06
CIK 53453

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                   COMMISSION FILE
-------------------------                                   ---------------
   SEPTEMBER 30, 1996                                         NO. 0-4766-3

                                  JERRY'S, INC.
                  ---------------------------------------------
                  A Florida Corporation - I.R.S. No. 59-1060780


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date (September 30, 1996): 562,422 shares of Common Stock, par value $.04 per share.

                              TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

                                    PART I

ITEM 1.    BUSINESS..........................................................5

ITEM 2.    PROPERTIES.......................................................14

ITEM 3.    LEGAL PROCEEDINGS................................................17

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE

           OF SECURITY HOLDERS..............................................18

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON
           EQUITY AND RELATED STOCKHOLDER
           MATTERS..........................................................20

ITEM 6.    SELECTED FINANCIAL DATA..........................................21

ITEM 7.    MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL
           CONDITION........................................................22

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLE-
           MENTARY DATA.....................................................27

ITEM 9.    CHANGES IN AND DISAGREEMENTS
           WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.........................................27

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS
           OF THE REGISTRANT................................................28

                    Incorporated by reference to Registrant's
                    1996 Information Statement to be filed
                    with the Securities and Exchange Commission

ITEM 11.   EXECUTIVE COMPENSATION...........................................28

           Incorporated by reference to Registrant's
           1996 Information Statement to be filed
           with the Securities and Exchange Commission

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT.................................28

           Incorporated by reference to Registrant's
           1996 Information Statement to be filed
           with the Securities and Exchange Commission

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS.....................................................28

           Incorporated by reference to Registrant's
           1996 Information Statement to be filed
           with the Securities and Exchange Commissions

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT
           SCHEDULES AND REPORTS ON FORM 8-K................................29

                                     PART I

ITEM 1. BUSINESS

GENERAL.

      JERRY'S, INC., a Florida corporation, and its subsidiaries (collectively, the "Company"), cater airline flights and operate coffee shops, lounges and gift shops at airports and other facilities located in Florida, Alabama and Georgia. For the 1996 fiscal year, the Company's airline catering sales were approximately $9,363,000 compared to $10,440,000 in sales for the Company's restaurants, coffee shops, lounges, gift shops and other facilities.

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

CLOSING OF TALLAHASSEE AND FT. PIERCE OPERATIONS.

      During the 1996 fiscal year, the Company closed its operations at Tallahassee and Ft. Pierce due to poor operation results. The closing of the Tallahassee facility was part of a settlement of certain litigation with the Company's lessor at Tallahassee. See "Item 3 - Legal Proceedings."

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

PRINCIPAL CUSTOMERS.

      The Company's airline catering customers consist of a wide variety of U.S. and international carriers. During the 1996 fiscal year, the Company's major customers were U.S. Air (which accounted for 19% of total sales), Air Canada (which accounted for 4% of total sales), KIWI (which accounted for 5% of total sales), and Continental (which accounted for 6% of total sales). No other customer represented more than 4% of the Company's total sales during 1996.

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

                      PRINCIPAL COMPETITORS AS OF 9/30/96
THE FOLLOWING TABLE SETS FORTH THE COMPANY'S PRINCIPAL COMPETITORS:

                                               PRINCIPAL
AIRPORT                                        COMPETITORS
-------                                        -----------

Mobile, AL                                     Sky Chef

Montgomery, AL                                 None

Daytona Beach, FL                              None

Ft. Lauderdale, FL                             CaterAir(1), Dobbs

Ft. Walton Beach, FL                           None

Gainesville, FL                                None

Melbourne, FL                                  None

West Palm Beach, FL                            CaterAir(1)

Pensacola, FL                                  None

Sarasota, FL                                   Dobbs

St. Petersburg, FL                             CaterAir

Tampa, FL                                      CaterAir, Dobbs

Augusta, GA                                    None

-----------------------

(1)    CaterAir was subsequently acquired by Sky Chefs.

OTHER AIRPORT BUSINESS.

      In addition to airline catering, the Company operates restaurants, coffee shops, lounges, restaurants and gift shops at 11 airports. It also provides private catering from some of its flight kitchens. The Company's restaurants, coffee shops, lounges and gift shops are all located in airline terminals.

      The Company's revenues for these facilities is directly dependent on the number of airline passengers who pass through each of the airports. In most cases, the number of passengers has continued to increase at most of the airports served by the Company.

SUMMARY OF CURRENT AIRPORT OPERATIONS.

      The table on the following page summarizes the Company's airport operations as of September 30, 1996:

                         DESCRIPTION OF AIRPORT OPERATIONS

                                SEPTEMBER 30, 1996

                                       COFFEE     COCKTAIL     GIFT    IN-FLIGHT
   AIRPORT              RESTAURANT     SHOP(S)    LOUNGE(S)    SHOP    CATERING
   -------              ----------     -------    ---------    ----    --------

Mobile, AL                               X           X                      X

Montgomery, AL                           X           X           X          X

Daytona Beach, FL                        X           X                      X

Ft. Lauderdale, FL                                                          X

Ft. Myers, FL                 X          X           X

Ft. Walton Beach, FL                     X           X           X          X

Gainesville, FL                          X           X           X          X

Melbourne, FL                            X           X           X          X

West Palm Beach, FL                                                         X

Pensacola, FL                            X           X                      X

Sarasota, FL                                                                X

St. Petersburg, FL                       X           X                      X

Sanford, FL (1)                          X           X

Tampa, FL                                                                   X

Augusta, GA                              X           X           X          X

----------
(1) The Company opened a coffee shop and cocktail lounge at Sanford, Florida in the spring of 1996. It opened a gift shop in 1997.

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

EMPLOYEES.

      At September 30, 1996, the Company employed approximately 350 persons, of whom 315 were kitchen employees and 35 were managerial and administrative personnel. The Company believes that it provides working conditions and wages which compare favorably with those offered by its competitors and by businesses which compete with the Company for labor in the geographic areas in which it operates. The Company believes that its relations with its employees are satisfactory.

      The Company has a profit-sharing plan (covering its employees who meet certain length of service requirements). The aggregate amount set aside for all employees, including officers, for the 1996 fiscal year was $25,000. The Company has a group term life and hospitalization insurance plan available to all salaried employees and certain hourly employees. None of the Company's employees are covered by a collective bargaining agreement.

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

ITEM 2. PROPERTIES

GENERAL.

      At September 30, 1996, the Company operated 12 flight kitchens, which served airports in Florida, Georgia and Alabama. The Company also operated 11 restaurants and coffee shops, 11 lounges and 5 gift shops. The kitchens are located on or near major airports. The restaurants, coffee shops, lounges and gift shops are all located at airport terminals. With the exception of its facility located in Ft. Lauderdale, Florida, all of the Company's facilities are leased. Most leases are under long-term lease agreements. The Company's leasehold improvements with respect to these properties revert to the lessors upon termination of the leases. The leases generally require that the consent of landlords prior to any assignment. In the most cases, the Company has not experienced any significant difficulty in renewing leases for kitchen properties on satisfactory terms, and the Company does not anticipate any significant problems with respect to renewing leases expiring in the near future.

      Nearly all of the Company's leases on airport properties require the Company to pay a minimum base rent, plus percentage rent generally ranging from 3% to 40% of gross receipts.

      The Company leases approximately 1,500 square feet at Suite 19, 1500 North Florida Mango Road, West Palm Beach, Florida, as the Company's corporate headquarters.

      The following table summarizes information regarding the Company's facilities as of September 30, 1996:

        NATURE AND
        LOCATION OF                       EXPIRATION DATE        RENEWAL
         FACILITY                          (FISCAL YEAR)         OPTION(S)
        -----------                      ----------------        ---------

Executive Offices and                          2005              None
Catering Kitchen
West Palm Beach, Florida

Catering Kitchen, Coffee Shop,                 2000              None
Lounge and Gift Shop
Melbourne, Florida

Catering Kitchen, Coffee Shop,                 2000              None
and Cocktail Lounge,
Pensacola, Florida

Catering Kitchen                              Owned                 --
Ft. Lauderdale, Florida

Catering Kitchen, Coffee Shop,                 2005              One Option
Lounge and Gift Shop                                             of
Ft. Walton Beach, Florida                                        Five Years

Coffee Shop and Lounge                         2006              None
Sanford, Florida

Catering Kitchen,                              2005              None
Coffee Shop and Lounge
St. Petersburg, Florida

Catering Kitchen                               1998              None
Tampa, Florida

Catering Kitchen, Coffee Shop and              2002              One Option
Lounge, Daytona Beach, Florida                                   of
                                                                 Five Years

Catering Kitchen                               2003              One Option
Sarasota, Florida                                                of
                                                                 Five Years

Restaurant, Coffee Shop                        1998              None
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
Gift Shop and Lounge                                             of Five
Montgomery, Alabama                                              Years Each


----------
      At September 30, 1996, the Company owned or leased and operated a fleet of approximately 26 special purposes catering vehicles to deliver its catering services to airplanes.

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

      On June 16, 1994, the Dade County Department of Environmental Resources Management ("DERM") issued to the Company a Notice of Violation and Orders for Corrective Action due to the presence of soil and groundwater contamination on certain real property owned by the Company in Hialeah, Florida. In response to the notice, the Company investigated and assessed the nature and the extent of the contamination. The Company also engaged a consultant which assisted the Company in preparing and submitting containment assessment reports to DERM. Based on these reports, DERM required the removal of certain underground structures on the property and contaminated soil. It also required quarterly monitoring and reporting of levels of contaminants in the groundwater.

      During the first half of 1996, the Company removed the underground structures and contaminated soil. The Company has also performed periodic monitoring of the groundwater. The most recent test indicates that the level of contaminants has significantly decreased. The Company therefore anticipates that no further remedial action will be necessary in the near future. To date, the Company has expended approximately $120,000 in connection with the cleanup of this property and related legal fees.

      In connection with the environmental matter, the Company has filed a complaint in the Circuit Court for Dade County, Florida against Steve Martin and Associates, Inc. ("SMA"), the former owner and operator of the adjacent property. In its complaint, the Company has alleged that SMA is responsible for a significant portion of the contamination at the Hialeah property. The Company is seeking recovery of its damages plus attorneys' fees and court costs incurred as a result of the wrongful discharge of contaminants by SMA on the property. The Company is also seeking an order requiring SMA to investigate, assess and, if necessary, perform an environmental cleanup of certain other property owned by the Company which, according to a historical DERM file, may have also been impacted by effluent discharges by SMA.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

                                          AGE AT
      NAME AND POSITION                   SEPTEMBER
      WITH THE COMPANY                    30, 1996          SINCE
      ----------------                    --------          -----

Gerard J. Pendergast, Jr.,                    63            1964
President and Chairman
of the Board

Laura L. Pendergast, Director                 33            1986

Karen P. Rhodes, Chief Financial
Officer, Vice-President,
Secretary, Treasurer and
Director                                      37            1986

Paula Pendergast, Vice-President              66            1978
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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded sporadically in the over-the-counter market. The following table represents the high and low bid and ask prices for the common stock for each fiscal quarter during the fiscal years ended September 30, 1995 and 1996:

                  BID PRICES                          ASK PRICES

1994        HIGH                    LOW         HIGH                  LOW
----        ---------------------------         -------------------------

OCT. 3
THRU        $3 1/2               $2 1/2         $5 1/2             $4 1/2
DEC. 30

1995
----

JAN. 3
THRU        $3 1/2               $2 1/2         $5 1/2             $4 1/2
MAR. 31

                 CLOSING BID
CLOSING ASK

            HIGH                    LOW         HIGH                  LOW
            ---------------------------         -------------------------
APR. 3
THRU        $3 1/2               $3 1/2         $4 1/2             $4 1/4
JUNE 30

JULY 3
THRU        $3 1/2               $3             $4 1/2             $4
SEPT. 29

                 CLOSING BID
CLOSING ASK

1995        HIGH                    LOW         HIGH                  LOW
----        ---------------------------         -------------------------

OCT. 2
THRU        $3 1/2                  $3          $4 1/2                $4
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

      There were approximately 680 holders of record of the Company's common stock as of September 30, 1996.

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

                             SELECTED FINANCIAL DATA
                   -------------------------------------------
                   (Amounts in 1,000's, Except Per Share Data)


FISCAL YEAR:         1996          1995           1994          1993          1992
-----------        -------       --------       -------       -------       -------
Net Sales from
Continuing
Operations         $19,803        $21,527       $29,465       $28,167       $29,913

Income (loss)
from Continuing
Operations         $(1,335)       $ 1,804       $ (642)       $ (729)       $   799

Income (loss)
from Continuing
Operations per
Common Share       $ (2.37)       $  3.20       $(1.13)       $(1.25)       $  1.26

Total Assets       $ 8,491        $ 8,774       $12,117       $12,212       $13,156

Total Long-Term
Debt               $ 3,514        $ 3,074       $ 4,304       $ 4,585       $ 4,185

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS.

      The following table sets forth, for the periods indicated, the relative percentage which items of income and expense bear to net sales for the fiscal years ended September 30, 1996, 1995 and 1994.

                                                   YEARS ENDED SEPTEMBER 30,

                                                    1996     1995      1994
                                                   ------   ------    -----
           Net sales.....................           100.0%  100.0%    100.0%
           Cost of sales (expenses)......           (58.5)  (58.7)    (59.3)
                                                    ----- -------     -----
           Gross profit..................            41.5    41.3      40.7
           Selling, general and
             administrative (expenses)*..           (49.8)  (50.9)    (42.2)
                                                   ------   -----     -----
           Income from operations........            (8.3)   (9.6)    ( 1.5)
           Interest (expense)............            (2.1)   (2.6)    ( 2.5)
           Other income (expense)........             1.3     1.0        .5
           Gain or (loss) from
             disposition.................            (1.1)   25.4       --
                                                   ------   -----     ----
           Income (loss) before income
             tax benefit.................           (10.1)   14.2     ( 3.5)
           Income tax benefit (expense)..             3.3    (5.8)      1.3
           Extraordinary gain............             --       --        .5
                                                   ---------------    -----

           Net income (loss).............            (6.7)    8.4     ( 1.7)
                                                   ====== ========    =====
(* Net of Airline Port Fees)

1996 COMPARED TO 1995.

     NET SALES. The Company's net sales from continuing operations in 1996 were $19,803,000 compared with $21,527,000 in 1995, or 8.1% lower. The drop in sales was primarily due to the sale of the Company's Miami and Orlando airline catering operations to Alpha Flight Services, Inc. ("Alpha") in February 1995. There were no airline catering sales at these locations in 1996, compared to sales of $3,008,000 in 1995. The airline catering sales at other locations were $9,362,000 in 1996, compared to $10,393,000 in 1995. The decline of airline of catering sales at other locations is primarily due to lower levels of service at airports served by the Company and the bankruptcy of Kiwi Airlines.

     The sales from restaurants, coffee shops, lounges, gift shops and private catering were $10,440,000 in 1996, compared to $8,125,000 in 1995. This increase reflects the following trends: (i) improved food and beverage sales at restaurants and lounges at airports served by the Company; and (ii) the Company's participation in the summer school lunch program for Palm Beach County (which yielded revenues of approximately $990,000).

     During 1996, the Company terminated its operations at the Tallahassee airport and Fort Pierce. Sales at these locations were $801,000 in 1996. The Company believes that the closing of its operations will have a positive impact in the Company's net income since the combined gross margin percentage at these locations for 1996 was only 20.9% (compared to the Company's average of 41.5%).

     COST OF SALES. Cost of sales in 1996 decreased 8.3% to $11,579,000 from $12,632,000 in 1995. This drop corresponded to the decrease in sales. The Company's gross margin percentage improved slightly from 41.3% in 1995 to 41.5% in 1996. This improvement was due to a higher proportion of sales from restaurants, lounges and gift shops (which have higher margins than airline catering).

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses decreased from $11,587,000 in 1995 to $10,331,000 in 1996, due to the sale of the Miami and Orlando operations. Expenses (net of port fees) represented 49.8% of the Company's net sales in 1996, compared with 50.9% in 1995. The decrease in this percentage reflects the Company's efforts to reduce such expenses. Nevertheless, many of these expenses (such as corporate overhead) are relatively difficult to reduce in a short period of time.

     AIRLINE PORT FEES. The Company charges each of its airline catering customers a port fee equal to the amount of percentage rent which the Company must pay to each airport authority. The amount of this income was $620,000 in 1995 and $471,000 in 1996. The decline parallels the decrease in airline catering sales.

     DISPOSITION OF ASSETS. In 1995, the Company recognized a gain of $5,448,000 from the disposition of assets to Alpha. In 1996, the Company recognized a loss of $216,000 from the sale of its Tallahassee operations. See Note D to the Consolidated Financial Statement.

     NET EARNINGS. The Company had a net loss of $1,335,000 in 1996 compared with net income of $1,804,000 in 1995. As described above, the net income in 1995 was primarily due to the sale of assets to Alpha.

     The Company's loss (before taxes) for 1996 was $2,005,000, compared with a gain (before taxes and accounting changes) of $3,062,000 for 1995. The comparability of these amounts, however, was significantly impacted by the gain of $5,478,000 earned by the

Company in 1995 from the sale of the Miami and Orlando flight catering kitchens to Alpha (and other asset sales). After eliminating this gain, the income for 1995 before income taxes would decline to a pro forma loss of $2,416,000. The principal reason for the actual loss in 1996 and the pro forma loss in 1995 was the Company's inability to reduce its selling, general and administrative expenses in proportion to the loss of sales at Miami and Orlando. During 1995 and 1996, the Company attempted to modify its selling, general and administrative expenses to reflect the reduced size of its operations. Many of these expenses, however, will require a relatively long period to reduce. Accordingly, it is likely the Company will continue to incur significant losses from operations in the future.

     In addition to the Company's current operating difficulties, the Company's future profitability may also be adversely affected by the potential loss of its concession rights at the Southwest Florida International Airport. The Company currently operates a restaurant, coffee shop and lounge at this facility. The Company's Concession Agreement terminates in 1998 and the County Aviation Authority is soliciting new bids for the concession rights. The Company has filed a complaint against the Aviation Authority to enjoin the bid process and require the Aviation Authority to negotiate with the Company to renew the Company's Concession Agreement. There can be no assurance that the Company's efforts will be successful. The loss of the Ft. Myers operation would have a material adverse effect on the Company.

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

FINANCIAL CONDITION.

     On September 30, 1996, the Company's current assets and current liabilities were $3,196,000 and $2,974,000, respectively, compared with $2,432,000 and $2,361,000 on September 30, 1995. The Company's current ratio (current assets divided by current liabilities) was 1.07 to 1 on September 30, 1996 and 1.03 to 1 on September 30, 1995.

     The Company's financial condition during 1995 was dramatically affected by the sale of the Miami and Orlando operations to Alpha. At the closing, the Company received $4,000,000 in cash and Alpha paid $1,000,000 of the Company's accounts payable. The Company received an additional $1,000,000 three months after the closing. The Company utilized these amounts to reduce its accounts payable (which declined by $1,432,000), its accrued expenses (which declined by $283,000), and its indebtedness to lenders (which declined by $3,448,000). Due to the sale of Alpha, the Company's working capital increased by $294,000 for the year, despite the substantial loss from continuing operations.

     The Company's working capital position improved modestly in 1996 due to additional borrowings from third parties, including the establishment of a new line of credit, an increase in accounts payable, and a relatively modest level of additional purchases of property and equipment (which totaled only $272,000 in 1996). These factors, among others, resulted in a $127,000 increase in the Company's cash as of September 30, 1996 compared to September 30, 1995.

     Despite the improvement in the Company's working capital position in 1996, the Company continues to be faced with very serious long-term working capital problems due to a relatively high level of losses from the Company's continuing operations. The Company needs to significantly reduce the level of its administrative expenses and/or increase its sales levels in order to eliminate the losses from operations and the corresponding drain on the Company's cash flow. There can be no assurance that the Company will be able to achieve these objectives.

     If the Company is unable to reduce the level of its selling and administrative expenses to a level which is consistent with its current level of sales (or to incur sales), then the Company will continue to incur significant losses, which will undermine its working capital position. To address this problem, the Company would need to seek financing from additional outside lenders. If such funds were not available, the Company would need to sell additional operations in order to raise cash.

     Subsequent to September 30, 1996, the Company has received an additional $2,000,000 in connection with the sale of its flight catering kitchens in Miami and Orlando (as more fully discussed in the following section).

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

     Alpha's sale to FFF closed in November, 1996 and the Company received the initial payment of $1,000,000 at that time. In the spring of 1997, the Company also received the second payment of $1,000,000 from Alpha.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

                                                                      PAGE NO.

  (a)(1)   Financial Statements.  The following
           financial statements are filed as part
           of this report:

           i)     Report of Independent Certified
                  Public Accountants                                     32

           ii)    Consolidated Balance Sheets
                  at September 30, 1996 and 1995                         34

           iii)   Consolidated Statement of Operations
                  for the three years ended
                  September 30, 1996, 1995 and 1994                      36

           iv)    Statement of Consolidated Shareholders'
                  Equity for the three years ended
                  September 30, 1996, 1995 and 1994                      38

           v)     Consolidated Statement of Cash
                  Flows for the three years ended
                  September 30, 1996, 1995, and 1994                     39

           vi)    Notes to Consolidated Financial
                  Statements                                             41

  (a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statements schedules are filed as a part of this report:

           i)     Schedule III - Valuation and Qualifying
                  Accounts                                               59

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

           (d) Material contracts incorporated by reference from the Company's Form 10-K for the fiscal year ended September 30, 1995:

                 (i) Agreement dated September 1996 by and among Jerry's, Inc., Jerry's Caterers, Inc., Meiner's Catering Service, Inc., Gerard J. Pendergast, Jr., Alpha Flight Services, Inc., Alpha Flight Services Florida, Inc., and Alpha Overseas Holdings, Ltd.

      27   Financial Data Schedule                                            60

     (22) A list of the Company's subsidiaries is incorporated by reference from the Company's Form 10-K for the fiscal year ended September 30, 1986.

           (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed for the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      JERRY'S, INC.

Dated:  October 31, 1997              By: /s/ GERARD J. PENDERGAST, JR.
                                         -------------------------------
                                         Gerard J. Pendergast, Jr.
                                         President


Dated:  October 31, 1997              By: /s/ KAREN P. RHODES
                                         ---------------------
                                         Karen P. Rhodes
                                         Chief Financial and Accounting
                                         Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  October 31, 1997              By: /s/ GERARD J. PENDERGAST, JR.
                                         -------------------------------
                                         Gerard J. Pendergast, Jr.
                                         Director


Dated:  October 31, 1997              By: /s/ LAURA L. PENDERGAST
                                         -------------------------
                                         Laura L. Pendergast, Director

Dated:  October 31, 1997              By: /s/ KAREN P. RHODES
                                         ---------------------
                                         Karen P. Rhodes, Director

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

       In my opinion, the financial statements listed in the accompanying index to financial statement (item 14(a)(1)) present fairly, in all material respects, the consolidated financial position of Jerry's Inc. at September 30, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ending September 30, 1996 in conformity with generally accepted accounting principles.

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

                                    /s/ LARRY WOLFE
                                    ---------------------------
                                    LARRY WOLFE
                                    Certified Public Accountant

Miami, Florida
March 12, 1997, except for
Note Q, as to which the
date is October 8, 1997


                            JERRY'S, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1996 AND 1995

ASSETS                                                           1996          1995
------                                                       -----------   -----------
CURRENT ASSETS:

  Cash and Cash Items (Note E)                               $   886,680   $   759,133
  Customer Accounts Receivable
    Less Allowance for Doubtful Accounts:
    $236,000 in 1996 and $230,000 in 1995                        727,805       807,857
  Inventories (Note A-2)                                         299,738       311,648
  Income Tax Refunds Receivable                                  701,375          --
  Deferred Income Taxes (Note M)                                 223,596       105,109
  Prepaid Expenses and Other Current Assets (Note G)
  (Net of $5,000 Allowance In 1996 and 1995)                     357,163       449,078
                                                             -----------   -----------

            Total Current Assets                             $ 3,196,357   $ 2,432,825
                                                             -----------   -----------

INVESTMENTS:
  Land Held for Investment (Note H-1)                        $    87,000   $    87,000
  Other Investments (Note H-2)                                   348,289       265,528
                                                             -----------   -----------
            Total Investments                                $   435,289   $   352,528
                                                             -----------   -----------

PROPERTY, PLANT AND EQUIPMENT:  (NOTE I)
  Cost                                                       $12,404,375   $13,857,557
  Less:  Accumulated Depreciation                              9,074,019     9,420,655
                                                             -----------   -----------
            Net Book Value                                   $ 3,330,356   $ 4,436,902
                                                             -----------   -----------

OTHER ASSETS:
  Cash (Restricted) (Note E)                                 $   762,852   $   580,297
  Leasehold Rights and Other Intangible Assets
    Less Accumulated Amortization of $12,218 in
    1996 and $13,482 in 1995                                       9,804         8,096
  Cash Surrender Value of Insurance                               23,119        39,393
  Deposits and Miscellaneous                                     243,893       219,529
  Employee Loans Receivable (Net of $15,000 Allowance
    In 1996 and $20,000 in 1995)                                  98,749        79,840
  Other Receivables - Non-Current Portion
    (Net of $15,000 Allowance in 1996 and
    $13,000 in 1995)                                              72,197        95,376
  Deferred Income Taxes - Non-Current Portion (Note M)           318,281       528,764
                                                             -----------   -----------
            Total Other Assets                               $ 1,528,895   $ 1,551,295
                                                             -----------   -----------
               TOTAL ASSETS                                  $ 8,490,897   $ 8,773,550
                                                             ===========   ===========

See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1996 AND 1995
                                   (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY                      1996         1995
                                                      ----------    ----------
CURRENT LIABILITIES:
  Notes Payable to Bank and Others (Note J)           $  258,437    $     --
  Current Portion of Long-Term Debt (Note K)             508,139       519,490
  Accounts Payable                                     1,518,293     1,171,228
  Income Taxes Payable                                      --          12,307

  Accrued Expenses (Note L)                              689,104       657,504
                                                      ----------    ----------
            Total Current Liabilities                 $2,973,973    $2,360,529


LONG-TERM LIABILITIES:
  Long-Term Debt, Less Current Portion (Note K)        3,514,293     3,073,603
                                                      ----------    ----------
             TOTAL LIABILITIES                        $6,488,266    $5,434,132
                                                      ----------    ----------


STOCKHOLDERS' EQUITY (NOTE N):
  Capital Stock -
    Common Stock of $.04 par value - Authorized
    4,000,000 Shares; 622,377 Shares Issued in
      1996 and 1995                                   $   24,895    $   24,895
  Capital In Excess of Par Value                         116,178       116,178
  Retained Earnings                                    2,030,234     3,365,427
                                                      ----------    ----------
            Subtotal                                  $2,171,307    $3,506,500
    Less:  Shares Reacquired and Held in Treasury
           (60,378 Shares in 1996 and
            59,955 Shares in 1995 at Cost)               168,676       167,082
                                                      ----------    ----------
                TOTAL STOCKHOLDERS' EQUITY            $2,002,631    $3,339,418
                                                      ----------    ----------


Commitments, Contingencies, and Subsequent Events           --            --
                                                      ----------    ----------
           (Notes O, Q, and R)
               TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY                                 $8,490,897    $8,773,550
                                                      ==========    ==========


See accompanying notes to Consolidated Financial Statements.


                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE YEARS ENDING SEPTEMBER 30, 1996

                                                     1996            1995             1994
                                                ------------     ------------     ------------
NET SALES:
   (A substantial portion of
   which is attributable to four
   customers and a substantial
   portion of which have been
   discontinued (Note B)                        $ 19,802,868     $ 21,526,532     $ 29,464,898
                                                ------------     ------------     ------------

COSTS, EXPENSES AND OTHER ITEMS:
   Costs of Sales                                 11,579,468       12,631,936       17,471,955
   Selling and Administrative Expenses            10,331,205       11,587,365       13,289,568
   Airline Port Fees (Income)                       (470,995)        (619,815)        (866,845)
   Interest (Income)                                 (59,922)         (96,320)         (26,104)
   Interest Expense                                  413,780          556,236          735,221
   (Gain) or Loss on Disposition
     of Assets                                       216,183       (5,478,266)          (6,062)
   Equity in (Earnings) Loss of
     Joint Ventures                                  (82,761)          (2,229)         (12,417)
   Other (Income)                                   (119,241)        (114,066)        (106,861)
                                                ------------     ------------     ------------
     Total Costs, Expenses and
       Other Items                                21,807,717       18,464,841       30,478,455
                                                ------------     ------------     ------------
   Income (Loss) Before Provision
     for Income Taxes                             (2,004,849)       3,061,691       (1,013,557)
                                                ------------     ------------     ------------

PROVISION (CREDIT) FOR INCOME TAXES (NOTE M)
   Federal                                          (595,436)       1,103,313         (296,379)
   State                                             (74,220)         154,711          (74,882)
                                                ------------     ------------     ------------
   Total Provision (Credit) For
    Income Taxes                                    (669,656)       1,258,024         (371,261)
                                                ------------     ------------     ------------

INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGES                      (1,335,193)       1,803,667         (642,296)


Cumulative Effect To October, 1993 of
Change In Accounting For Income Taxes
(Note A-5)                                              --               --            142,094
                                                ------------     ------------     ------------

     Net Income (Loss)                          $ (1,335,193)    $  1,803,667     $   (500,202)
                                                ============     ============     ============





NET INCOME (LOSS) PER COMMON SHARE
   Before Extraordinary Gain and
   Cumulative Effect of Change In
   Accounting Principal                         $     (2.37)     $      3.20      $     (1.13)
   Cumulative Effect To October,
   1993 Of Change In Accounting
   For Income Taxes                                      --               --              .25
                                                -----------      -----------      -----------

   Net Income (Loss) Per Common Share           $     (2.37)     $     (3.20)     $      (.88)
                                                ===========      ===========      ===========

AVERAGE SHARES OF COMMON STOCK
  Outstanding                                      562,414         5 62,512          567,877
                                               ===========      ===========      ===========


See accompanying notes to Consolidated Financial Statements.



                            JERRY'S, INC. AND SUBSIDIARIES
                    STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                     FOR THE THREE YEARS ENDED SEPTEMBER 30, 1996

                                      TOTAL                COMMON STOCK          CAPITAL IN
                                   STOCKHOLDERS'      NUMBER                      EXCESS OF      RETAINED          TREASURY
                                      EQUITY         OF SHARES       AMOUNT       PAR VALUE      EARNINGS           STOCK
                                   ------------    -----------    -----------    -----------    -----------     -----------
Balance at September 30, 1993      $ 2,077,941         622,377    $    24,895    $   116,178    $ 2,061,962     $  (125,094)

Acquisition of 18,848 Shares of
 Treasury Stock                        (40,317)           --             --             --             --           (40,317)

Net (Loss)                            (500,202)           --             --             --         (500,202)           --
                                   -----------     -----------    -----------    -----------    -----------     -----------
Balance at September 30, 1994        1,537,422         622,377         24,895        116,178      1,561,760        (165,411)

Acquisition of 614 Shares of
  Treasury Stock                        (1,671)           --             --             --             --            (1,671)

Net Income                           1,803,667            --             --             --        1,803,667            --
                                   -----------     -----------    -----------    -----------    -----------     -----------

Balance at September 30, 1995        3,339,418         622,377         24,895        116,178      3,365,427        (167,082)

Acquisition of 423 Shares
 of Treasury Stock                      (1,594)           --             --             --             --            (1,594)

Net (Loss)                          (1,335,193)           --             --             --       (1,335,193)           --
                                   -----------     -----------    -----------    -----------    -----------     -----------

Balance at September 30, 1996      $ 2,002,631         622,377    $    24,895    $   116,178    $ 2,030,234     $  (168,676)
                                   ===========     ===========    ===========    ===========    ===========     ===========


See accompanying notes to Consolidated Financial Statements.


                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THREE YEARS ENDED SEPTEMBER 30, 1996

                                                  1996            1995              1994
                                               -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                           $(1,335,193)    $ 1,803,667     $  (500,202)

   Adjustments to Reconcile Net Income
          To Net Cash Provided by Operating
          Activities:
          Depreciation and Amortization          1,108,402       1,474,244       1,651,915
          Provision for Losses on
            Accounts                                78,351          46,151         162,659
          Provision for Losses on Employee
            Loans and Other Receivables             16,718          75,029          65,029
          Deferred Income Tax Provision             91,996          68,181        (562,271)

          Equity in (Earnings) Loss of
            Joint Ventures                         (82,761)         (2,229)        (12,417)
          Loss (Gain) on Sale of Assets            216,183      (5,478,266)         (6,062)
          Change in Assets and Liabilities:
          (Increase) Decrease in Accounts
            Receivable                               1,701       1,386,545        (488,584)
          (Increase) Decrease in Inventory          11,910          99,217          44,954
          (Increase) Decrease in Prepaid
            Expenses and Other                      97,299         (83,211)       (169,784)
          (Increase) Decrease in Other
            Assets                                 (41,717)        (12,489)         76,979
          Increase (Decrease) in Accounts
            Payable                                347,065      (1,431,752)        413,792
          Increase (Decrease) in Accrued
            Expenses                                31,600        (282,999)        129,022
          Increase (Decrease) in Income
            Taxes Payable                         (713,682)        (97,074)        (35,352)
                                               -----------     -----------     -----------
   Net Cash Provided by (Used in) Operating
          Activities                           $  (172,128)    $(2,434,986)    $   769,678
                                               -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from Sale of Property
          and Equipment                        $    35,738     $ 6,331,781     $    14,132
   Payments Received on Note from
          Sale of Property & Equipment              38,496          62,860          62,860
   Proceeds from Investments                          --           231,875          20,281
   Purchase of Property & Equipment               (272,137)       (449,707)       (506,891)
   Additions to Investments                           --              --              --
                                               -----------     -----------     -----------
   Net Cash Provided by (Used in Investing)
            Activities                         $  (197,903)    $ 6,176,809     $  (409,618)
                                               -----------     -----------     -----------

See accompanying notes to Consolidated Financial Statements.



                            JERRY'S, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE YEARS ENDED SEPTEMBER 30, 1996
                                      (Continued)

                                             1996            1995            1994
                                         -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from Line-of-Credit and
          Long-Term Borrowings           $ 1,291,256     $   415,790     $   321,805

   Principal Payments Under Line-of-
          Credit and Long-Term Debt         (603,480)     (3,749,030)       (839,383)
   Payments to Acquire Treasury Stock         (1,594)         (1,671)        (40,317)
   Decrease (Increase) in Restricted
          Cash                              (182,555)       (112,732)        (76,610)
   Additions to Intangible Assets             (6,049)           --            (5,606)
                                         -----------     -----------     -----------
   Net Cash Provided (Used) by
          Financing Activities           $   497,578     $(3,447,643)    $  (640,111)
                                         -----------     -----------     -----------

Net Increase (Decrease) in Cash
   and Cash Equivalents                  $   127,547     $   294,180     $  (280,051)

CASH AND CASH EQUIVALENTS
   at Beginning of Year                      759,133         464,953         745,004
                                         -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT
   End of Year                           $   886,680     $   759,133     $   464,953
                                         ===========     ===========     ===========
Additional Cash Flow Information:

   Cash Paid During the Year for:
          Interest (Non-Capitalized)     $   390,935     $   572,649     $   749,027
                                         ===========     ===========     ===========
          Income Taxes                   $   (47,970)    $ 1,286,916     $    84,268
                                         ===========     ===========     ===========

Non-Cash Activities:

   Purchase of Property, Plant and
   Equipment (net of Cash Paid)
   For Notes                             $      --       $      --       $   468,203
                                         ===========     ===========     ===========

   Sale of Property, Plant and
   Equipment (Net of Cash Paid)
   for Notes                             $    22,701     $      --       $      --
                                         ===========     ===========     ===========


See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

2.    INVENTORIES -

      Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis and market based upon the lower of replacement cost or realizable value. Inventories consisted of the following amounts:

                               1996                1995
                            ---------           ---------

      Finished Goods        $  59,106           $  63,085
      Raw Materials           240,632             248,563
                            ---------           ---------

            Total           $ 299,738           $ 311,648
                            =========           =========

3.    PROPERTY, PLANT, AND EQUIPMENT -

      Property, plant and equipment are carried at cost. The Company calculates depreciation under the straight-line and accelerated methods at annual rates based upon the estimated service lives of each type of asset. These service lives are generally as follows:

           Buildings and Improvements          20 to 35 years
           Equipment and Furniture             5 to 7 years
           Aircraft and Automotive             3 to 7 years
           Leasehold Improvements and Other    5 to 7 years

           Assets with an original cost of approximately $5,200,000 have been fully depreciated at September 30, 1996.

Jerry's Inc. and Subsidiaries                               September 30, 1996
Notes to Consolidated Financial Statements

4.    INTANGIBLES -

      Intangible assets consist of finance and loan fees arising from the addition of debt. The fees are being amortized using the straight-line method over the expected life of the financing.

5.    INCOME TAXES -

      The Company Adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective October 1, 1993. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

      The cumulative effect of this accounting change at October 1, 1993 was a one-time non-cash increase to net income of $142,094 or $.25 per shares.

6.    INCOME PER SHARE -

      Income per share is computed based upon the weighted average number of common shares outstanding during each year.

7.    CASH -

      The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

8.    FINANCIAL INSTRUMENTS -

      The carrying amounts of cash and cash equivalents, trade receivables, other current assets, other receivables, other investments, other assets, accounts payable, and debt approximate fair value.

9.    CONCENTRATIONS OF CREDIT RISK -

      The Company is subject to credit risk arising from the concentration of its temporary cash investments and trade receivables. Most of the Company's temporary cash investments are concentrated with a single financial institution. This institution, however, has a high credit rating. The Company's trade receivables are concentrated with a small number of airlines. In particular, the Company primarily sells its products to about 60 airlines or aviation related companies in the States of Florida, Georgia and Alabama, and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. As of September 30, 1996, approximately 69% of the recorded trade receivables were concentrated with 6 airlines. As of September 30, 1995 approximately 71% of the receivables were concentrated with 6 airlines.

Jerry's Inc. and Subsidiaries                               September 30, 1996
Notes to Consolidated Financial Statements

10.   REVENUE RECOGNITION -

      Revenue is recognized upon shipment of goods to customers and upon performance of services.

11.   ADVERTISING COSTS -

      Advertising costs are generally charged to operations in the year incurred and totaled $318,000 in 1996, $332,000 in 1995 and $344,000 in 1994.

12.   ENVIRONMENTAL CLEANUP MATTERS -

      The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernable. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated.

13.   USE OF ESTIMATES -

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the consolidated financial statements and related notes to the financial statements. Changes in such estimates may affect amounts reported in future periods.

14.   RECLASSIFICATIONS -

      Certain prior year amounts have been reclassified to conform with the current year presentation.

15.   PENDING ACCOUNTING CHANGES -

      In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that the Company expects to sell. The Company will adopt Statement No. 121 in the first quarter of fiscal 1997 and based on current circumstances, does not believe the effect of adoption will be material.

Jerry's Inc. and Subsidiaries                               September 30, 1996
Notes to Consolidated Financial Statements

NOTE B - SALES

      A substantial portion of the Company's revenues have been derived from catering flights of four airlines, as follows:

                                             PERCENT OF TOTAL SALES
                                             -----------------------
YEAR ENDED SEPTEMBER 30,     AIR CANADA      CONTINENTAL     U.S.AIR   KIWI
------------------------     ----------      -----------     -------   ----

        1996                    4%              6%           19%        5%
        1995                    5%              5%           24%        6%
        1994                    7%              5%           23%        6%


      KIWI International Air Lines, Inc. is operating under Chapter 11 of the Bankruptcy Code.

      During June, 1996 and September 1996 the lease agreements at the Company's Fort Pierce, Florida and Tallahassee, Florida Airport Facilities were terminated, respectively. The approximate sales that discontinued during fiscal 1996 amounted to:

                                       SALES                 PERCENTAGE OF
                                    DISCONTINUED              TOTAL SALES
                                    ------------             ------------

       Year Ended 9/30/96           $ 801,000                     4%
       Year Ended 9/30/95             917,000                     4%
       Year Ended 9/30/94             805,000                     3%



     During February 1995, the Company sold its airline catering operations at Miami, Florida and Orlando, Florida to Alpha Flight Services Florida, Inc. The sales that were discontinued during February, 1995 amounted to:

                                      SALES            PERCENTAGE OF
                                   DISCONTINUED         TOTAL SALES
                                   ------------        -------------

       Year Ended 9/30/96          $       --              --%
       Year Ended 9/30/95           3,008,000              14%
       Year Ended 9/30/94           9,400,000              32%

NOTE C - RIGHT OF FIRST REFUSAL

      On May 1, 1990, the Company entered into a right of first refusal agreement with a competing airline caterer. Under the agreement, the Company granted the purchaser a 10-year right of first refusal with respect to the sale of any airline catering business owned by the Company. The

Jerry's Inc. and Subsidiaries                               September 30, 1996
Notes to Consolidated Financial Statements

purchaser agreed to pay the Company $385,000 in 24 quarterly installments commencing on May 31, 1994. The income will be recorded pro rata over the 10-year term of the agreement.

NOTE D - SALES OF ASSETS AND DISPOSITIONS

     During 1996 the Company sold its equipment and improvements at the Tallahassee, Florida Airport for approximately $23,000. The approximate pre-tax loss on the sale was $247,000 and $163,000 post-tax. Vehicles and equipment at other Company locations were sold in 1996 for approximately $36,000 which resulted in a pre-tax gain of approximately $31,000 [$20,000 post-tax].

     During 1995, the Company sold its airline catering operations at Miami, Florida and Orlando, Florida for $6,000,000 ($5,000,000 cash and the assumption by the buyer of $1,000,000 of the Company's liabilities). The approximate pre-tax gain on the sale was $5,400,000 ($3,000,000 post-tax). The original agreement with respect to this asset sale was amended during September, 1996. The amendment provides, in the event the buyer sells the Miami and Orlando catering kitchens, that the original contingent consideration payment plan be adjusted as follows:

     a. The buyer is required to pay $1,000,000 to the Company upon the closing of a sale of the Miami and Orlando kitchens.

     b. The buyer is required to pay to the Company a second payment based upon gross revenues of the Miami facility and the Orlando facility during a "measuring period" [six months starting on the closing date]. The parameters of this second payment is a low of $500,000 to a high of $1,000,000.

     c. The buyer will pay the Company a third payment of $1,000,000 on March 2, 1998.

     During 1995, the Company sold real estate and equipment for approximately $332,000 in cash which resulted in a pre-tax gain of approximately $78,000 ($50,000 post-tax).

     During 1994, the Company sold automotive equipment for approximately $14,000 resulting in a pre-tax gain of $6,000 ($4,000 post-tax).

Jerry's Inc. and Subsidiaries                               September 30, 1996
Notes to Consolidated Financial Statements

NOTE E - CASH AND CASH ITEMS

     Cash and cash items consisted of the following:

                                                               SEPTEMBER 30,
                                                       ------------------------
                                                           1996           1995
                                                       ----------     ----------
Cash funds and checking accounts                       $  886,680     $  759,000
Certificates of Deposit                                   762,852        580,297
                                                       ----------     ----------

TOTAL                                                   1,649,532      1,339,430

Portion Restricted and Shown as Other Assets              762,852        580,297
                                                       ----------     ----------

Portion Shown as Current Assets                        $  886,680     $  759,133
                                                       ==========     ==========

Certificates of deposit in the amount of $414,835 have been pledged as collateral for performance bonds at six locations of the Company. Certificates of deposits in the amounts of $50,000 and $298,017 have been pledged as collateral for a customs bond and for additional debt, respectively.

NOTE F - SEGMENT INFORMATION

      During 1996, 1995, and 1994, the Company operated in two industry segments: food and beverage, and gift shop. The Company operates only in the continental United States.

      Operations in the food and beverage segment involve the production and sale of foods and beverages through in-flight catering, restaurants, cafeterias, lounges and vending machines. Operations in the gift shops segment include the sale of gifts, clothing, souvenirs, supplies, accessories, novelties, sundries, and tobacco products.

BUSINESS SEGMENT DATA FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994

      The Company has not reported any segment information for the 1996, 1995 and 1994 fiscal years because the food and beverage segment consisted of more than 90% of the Company's combined revenue, profits and assets for these periods.

Jerry's Inc. and Subsidiaries                               September 30, 1996
Notes to Consolidated Financial Statements

NOTE G - PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets consisted of the following:

                                                  SEPTEMBER 30    SEPTEMBER 30,
                                                      1996            1995
                                                 -------------   --------------
Other Receivables                                $   229,537     $    271,500
Unexpired Insurance Premiums                          53,527           75,435
Prepaid Rental and Concession Fees                     3,254           23,559
Deferred Taxes and Licenses                           42,770           50,889
Escrow Accounts and Other                             28,075           27,695
                                                 -----------     ------------

TOTAL                                            $   357,163     $    449,078
                                                 ===========     ============


Included in the Other Receivables is a $125,000 advance to a related party (See Note S) for September 30, 1996 and 1995.

NOTE H - INVESTMENTS

1.    LAND HELD FOR INVESTMENT -

      Land held for investment for September 30, 1996 and 1995 consists of a 10 acre parcel and a lot in Dade County, Florida and two lots in Franklin, North Carolina valued at a cost of $87,000.

2.    OTHER INVESTMENTS

                                   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                       1996           1995           1994
                                   -------------  -------------  -------------
a.  Investment in unincorporated
    Joint Venture - 20.8333%
    Interest in acreage in Dade
    County, Florida
      (Equity Method)                   $     --        $(82,429)      $149,851
                                        ==========      ========       ========
      Jerry's, Inc. Share
       of Net Income (Loss)             $   82,429      $   (405)      $    670
                                        ==========      ========       ========


Jerry's Inc. and Subsidiaries                               September 30, 1996
Notes to Consolidated Financial Statements

                                       SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                           1996             1995              1994
                                       ------------      ------------     ------------
b.    Investment in unincorporated
      Joint Venture - 25% interest
      in 80 acres of land in Dade
      County, Florida
      (Equity Method)                   $   338,845      $   337,686      $   334,545
                                        ===========      ===========      ===========

      Jerry's, Inc. Share
        of Net Income                   $     1,159      $     3,141      $     5,357
                                        ===========      ===========      ===========

c.    Investment in working
      interest in and to oil
      and gas leases.

      Jerry's Inc.
      Carrying Value                    $        --      $       --       $        --
                                        ===========      ===========      ===========

      Jerry's Inc.
      share of
      Net Income (Loss)                 $        --       $       --      $     4,706
                                        ===========      ===========      ===========

d.    Investment in 71%
        interest in Red
        Berry's Baseball
        World, Ltd.
        (Equity Method)                 $      9,444       $  10,271      $    10,778
                                        ============     ===========      ===========

      Jerry's Inc. share of
        Income (Loss)                   $       (827)   $       (507)     $     1,684
                                        =============    ===========      ===========

      Equity in Earnings (Loss)
      of Joint Ventures                 $      82,761    $     2,229      $    12,417
                                        =============    ===========      ===========

      Total Other
      Investments                       $     348,289    $   265,528      $   495,174
                                        =============    ===========      ===========

Jerry's Inc. and Subsidiaries                               September 30, 1996
Notes to Consolidated Financial Statements

NOTE I - PROPERTY, PLANT, AND EQUIPMENT (SUBSTANTIALLY PLEDGED)

      At September 30, 1996 and 1995, property, plant, and equipment were comprised of the following items:

                                         SEPTEMBER 30,       SEPTEMBER 30,
                                             1996                1995
                                        -------------        ------------
Cost -
      Land                              $    149,281         $   149,281
      Buildings and Building
        Improvements                       1,431,685           1,431,686
      Equipment and Furniture              3,534,202           3,820,593
      Aircraft and Automotive Equipment    3,000,357           3,057,724
      Leasehold Improvements
        and Other                          4,288,850           5,398,273
                                        ------------         -----------
      Total Cost                          12,404,375          13,587,557
Less: Accumulated Depreciation             9,074,019           9,420,655
                                        ------------         -----------

                 Net Book Value         $  3,330,356         $ 4,436,902
                                        ============         ===========

NOTE J - NOTES PAYABLE-BANK AND OTHERS

                                         SEPTEMBER 30,       SEPTEMBER 30,
                                              1996               1995
                                         ------------        ------------
Note payable to financial institution
of up to $1,500,000 bearing interest at
3% plus prime and collateralized by
receivables, inventory, equipment,
investments, leasehold rights,
real estate, intangibles, and the
personal guarantee of the Company's
president.                              $    258,437         $        --
                                        ============         ===========

Jerry's Inc. and Subsidiaries                               September 30, 1996
Notes to Consolidated Financial Statements

NOTE K - LONG-TERM DEBT

      Principal balances outstanding and details of long-term debt are summarized as follows:

                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                          1996             1995
                                                      -------------     -------------
      DESCRIPTION
      -----------
      Chattel mortgage notes on equipment,
improvements, aircraft and automotive
equipment, payable in monthly installments
of approximately $40,000 (including interest),
with varying maturities through 2004. A                 $ 2,093,374       $ 2,354,22
chattel mortgage on automotive equipment is
further collateralized by a certificates of
deposit in the amount of $151,000.

      6 % to 12 1/2% notes payable, collateralized
by mortgages on land and buildings, payable
in monthly installments of approximately $8,000
(including interest), with varying maturities
through 2018.                                               715,082         743,688

      18% note payable secured by the
personal guarantee of the President,
payable in monthly installments of $18,000
(including interest) through 1999.                          456,897            --

      9-1/4% (1-1/2 % above prime) note
payable to bank, collateralized by
equipment, leasehold and real estate at
the Company's facilities in Melbourne,
Florida, along with the personal guaranty of
the Company's president, payable in monthly
installments of $1,667 plus interest with a
final payment of $52,995 due January 28, 2000.              121,584         141,328


Jerry's Inc. and Subsidiaries                               September 30, 1996
Notes to Consolidated Financial Statements


                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                           1996             1995
                                                       -------------    -------------
      DESCRIPTION
      -----------
      11-1/4% note payable collateralized by
leasehold improvements at the Company's
facilities in Daytona Beach, Florida, along with
certificates of deposit of $147,000 and the
personal guarantee of the Company's President,
payable in monthly installments of $15,302
(including interest) through 2001                         635,495          353,853
                                                       ----------       ----------

      TOTAL                                             4,022,432        3,593,093
      Less payments due within one year                   508,139          519,490
                                                       ----------       ----------

      Long-Term Debt, less current portion             $3,514,293       $3,073,603
                                                       ==========       ==========

      Payments of principal required on the foregoing long-term debt are as follows:

                                    FISCAL YEAR ENDING

           1998        1999        2000        2001      THEREAFTER    TOTAL
         --------    --------    --------    --------    ----------  ----------

Amount   $699,236    $536,880    $457,092    $287,357    $1,533,728  $3,514,293
         ========    ========    ========    ========    ==========  ==========

      Substantially all of the Company's assets are pledged as collateral for these obligations.

NOTE L - ACCRUED EXPENSES

      Accrued expenses consisted of the following:

                                          SEPTEMBER 30,  SEPTEMBER 30,
                                               1996          1995
                                          ------------   -------------

      Payroll                             $   115,019    $   91,394
      Interest                                 33,289        10,444
      Rent                                    105,632        88,728
      Taxes, Other than Income                141,914       142,824
      Other                                   293,250       324,114
                                          -----------    ----------
          Total                           $   689,104    $  657,504
                                          ===========    ==========

      The Company does not accrue any amounts for compensated absences because the amounts cannot be reasonably estimated and the accrual would not have a material adverse effect on the financial condition of the Company.

Jerry's Inc. and Subsidiaries                               September 30, 1996
Notes to Consolidated Financial Statements

NOTE M - INCOME TAXES

      The provision for income taxes consists of the following:

                                FOR THE YEAR ENDED SEPTEMBER 30,
                      ----------------------------------------------------
                          1996                 1995              1994
                      ----------           ----------          ----------

Federal               $ (595,436)          $1,103,313          $ (296,379)
State                    (74,220)             154,711             (74,882)
                      ----------           ----------          ----------

   Total              $ (669,656)          $1,258,024          $ (371,261)
                      ==========           ==========          ==========

Current               $ (761,652)          $1,189,842          $   48,916
Deferred                  91,996               68,182            (420,177)
                      ----------           ----------          ----------

   Total              $ (669,656)          $1,258,024          $ (371,261)
                      ==========           ==========          ==========

      Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods. The components of the net deferred tax asset at September 30, 1996 and 1995 were as follows:

                                                          1996          1995
                                                       ---------     ---------
Properties and Equipment
      principally due to depreciation                  $ 318,281     $ 528,764
Accounts Receivable, principally due
      to allowance for doubtful accounts                 117,123       101,037
Inventories, principally due to additional costs
      inventoried for tax purposes pursuant to the
      Tax Reform Act of 1986                               3,919         4,072
Net Operating Loss Carryforwards                         199,628        82,856
                                                       ---------      --------
Total gross deferred tax assets                        $ 638,951     $ 716,729
      Less - Valuation allowance                          97,074        82,856
                                                       ---------     ---------
      Net deferred tax assets                          $ 541,877     $ 633,873
                                                       =========     =========

      A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management's assessment of the amount which will be realized from future taxable earnings or alternative tax strategies. The valuation allowance was increased by approximately $18,000 during fiscal 1996.

      At September 30, 1996, the Company has net operating loss carryforwards for state income tax purposes of $3,821,000, of which $1,858,000 is available to offset future state taxable income through 2010 and $1,963,000 is available to offset future state taxable income indefinitely.

Jerry's Inc. and Subsidiaries                               September 30, 1996
Notes to Consolidated Financial Statements

      Total federal tax expense (credit) for years ended September 30, 1996, 1995 and 1994 differed from the amount computed by applying the U.S. federal income tax rates of 34% to income (loss) from continuing operations before income tax for the following reasons:

                                 1996                  1995                 1994
                         --------------------  -------------------  -------------------
                                      PERCENT              PERCENT              PERCENT
                                        OF                   OF                   OF
                                      PRE-TAX              PRE-TAX              PRE-TAX
                           AMOUNT     INCOME     AMOUNT    INCOME     AMOUNT     INCOME
                         -----------  ------- ----------   -------  ----------- -------
Income (Loss) before
 Provision (Credit)
 for Income Taxes        $(2,004,849)  100%   $ 3,061,691   100%    $(1,013,557)  100%
                         -----------   ----   -----------   ----    -----------   ----

Computed Expected           (681,649)  (34%)    1,040,975    34%       (344,609)  (34%)
 Tax Expense (Credit)

Increases in taxes
 resulting from:
 Non-deductible
 items and other              64,130      3       129,661     4          54,768     6

Federal tax (benefit)
 -State Income Taxes          22,083      1       (67,323)   (2)         15,139     1

Change in Valuation
  Allowance                       --     --           --                (21,677)   (2)
                          -----------  ----   -----------   ----    -----------  ----
Actual Federal Income
 Tax Expense (Credit)     $ (595,436)  (30%)  $ 1,103,313    36%    $  (296,379)  (29%)
                          ==========   ====   ===========   ===     ===========   ===

     The Company's 1993 tax return was examined by the Internal Revenue Service. The Internal Revenue Service accepted the return as filed.

Jerry's Inc. and Subsidiaries                               September 30, 1996
Notes to Consolidated Financial Statements

NOTE N - CAPITAL STOCK, CAPITAL IN EXCESS OF PAR VALUE, TREASURY STOCK

      During 1996, the Company acquired 423 shares of treasury stock.

      During 1995, the Company acquired 574 shares of treasury stock.

NOTE O - LEASE AND ROYALTY COMMITMENTS

      The Company and its subsidiaries, under non-capitalized leases, lease certain facilities and equipment used primarily for catering kitchens, cafeterias, dining rooms, coffee shops, cocktail lounges, gift shops, warehouses, and a promotional facility. These leases expire at various dates through the year 2008.

      Rental expenses included in continuing operations are as follows:

                                             YEAR ENDED SEPTEMBER 30,
                                   ------------------------------------------
                                       1996            1995           1994
                                   -----------      ----------    -----------

Financing Leases                   $        --      $       --    $        --
                                   ===========      ==========    ===========
Other Leases:
   Base Rental Expense             $ 1,739,023      $1,682,938    $ 2,075,790
   Contingent Rental Expense           924,052       1,098,689      1,358,273
   Less Sublease Rental                (50,789)        (49,275)       (38,302)
                                   -----------      ----------    -----------
   Total Rentals - Other Leases    $ 2,612,286      $2,732,352    $ 3,395,761
                                   ===========      ==========    ===========

      Contingent rentals and royalties are generally calculated as a percentage of gross sales and vary from three percent (3%) to forty percent (40%).

      Most leases contain renewal options for five to ten year periods at negotiated rates approved by both parties.

      The Company's leases required the Company to spend approximately $1,400,000 for improvements and equipment at four locations. The Company has expended $413,000 to fulfill these obligations.

Jerry's Inc. and Subsidiaries                               September 30, 1996
Notes to Consolidated Financial Statements

      The approximate minimum rental commitments for the years subsequent to September 30, 1996, are as follows:

                                FINANCING           OTHER
                     TOTAL        LEASES            LEASES
                  -----------   ---------        -----------

1997              $ 1,386,129    $  ---          $ 1,386,129
1998                1,233,629       ---            1,233,629
1999                1,158,369       ---            1,158,369
2000                1,107,210       ---            1,107,210
2001                1,006,829       ---            1,006,829
2002-2006           3,362,016       ---            3,362,016
2007-2008             149,640       ---              149,640
                  -----------    ----------      -----------

TOTAL             $ 9,403,822    $  ---          $ 9,403,822
                  ===========    ==========      ===========

NOTE P - PROFIT SHARING PLAN

      The Company provides a profit sharing plan which covers all full-time employees (as defined) who have at least three months of continuous service with the Company. Contributions to the plan are limited to a maximum of 15% of the participating employee's yearly salary. The Company contributed $25,000 each year for 1996, 1995 and 1994 to the Plan.

NOTE Q - SUBSEQUENT EVENTS

1. During November 1996, the original buyer of the Company's Miami and Orlando facilities resold these facilities to a third party. In accordance with the amendment described in Note D, the original buyer paid the $1,000,000 to the Company in connection with the resale of these facilities. The Company paid a bonus of $75,000 to an employee related to this transaction. During July, 1997 the Company received the second payment from the Buyer in the amount of $967,000.

2. During December 1996, the Company signed a five year agreement to provide food and beverages to the South Florida Fair and Palm Beach County Expositions, Inc. In this connection, the Company acquired the equipment, the concession agreement, the inventory, and the liquor license during March 1997 and May 1997 for approximately $173,000.

3. During December 1996, the Florida Department of Revenue issued a proposed assessment based on its audit of the Company's sale tax returns and intangible tax returns for the five year period ending December 31, 1993. The proposed assessment of $351,000, consists of $173,000 for taxes, $65,000 for penalties and $112,000 for interest. The proposed assessment includes sales taxes on port fees and certain supplies used in the airline catering industry. The Company's position is that both items are not subject to sales taxes because they are "passed-through" to other parties. The Company intends to vigorously defend its position and has requested legal counsel to file Letters of Protest with the Florida Department of Revenue. Although the ultimate disposition of this matter cannot be predicted with certainty, it is the present opinion of the Company's management that the outcome of the tax assessment which is pending will not have a material adverse effect on the Company's financial condition. During July, 1997 the Florida Department of Revenue issued an amended proposed assessment based upon the Letters of Protest filed on behalf of the Company.

Jerry's Inc. and Subsidiaries                               September 30, 1996
Notes to Consolidated Financial Statements

The amended assessment is $105,608 for tax, $27,384 for penalty, $79,816 for interest. Although the Company's representatives continue to discuss a possible settlement of this matter with the Department of Revenue, the Company filed a Petition for an Administrative Hearing during September, 1997.

4. During November 1996, the Company collaterally assigned its right to receive earnout payments under its agreement to sell the Miami and Orlando kitchen facilities [Note D] in favor of the lender to Central Florida Terminals, Inc., the operator of the Orlando/Sanford, Florida Airport. The Company has a ten year food and beverage concession with this airport that expires in 2006. The President of Jerry's, Inc. is a stockholder of Central Florida Terminals, Inc. This assignment was terminated on May 20, 1997.

5. During December 1996, St. Lucie County, Florida and the Company concluded its negotiations with respect to the lease and other assets at the Company's Fort Pierce, Florida location. The settlement requires a net payment to the County of approximately $4,000, which was substantially accrued for at September 30, 1996.

6. During June, 1997, the Company entered into a Lease Termination Agreement with its Landlord at the Company's BBQ facility in Royal Palm Beach, Florida. The Agreement provides for the Company to leave all restaurant equipment, appliances, personality, and fixtures. The approximate net book value of the equipment, fixtures, and improvements left at the facility approximates $20,000. Sales at this facility were immaterial. The Company was required to pay professional fees of $16,700 to negotiate and conclude the Agreement.

7. Additions to improvements, vehicles, and equipment approximated $250,000.

8. During May, 1997, G. J. Pendergast, President of the Company, loaned Jerry's, Inc. approximately $202,000.

9. During April, 1997, the Company sold real estate at an approximate pre-tax gain of $28,000 [$18,000 post-tax].

10. The Company paid to the Comptroller of Florida approximately $57,000 during September, 1997, for abandoned payroll and vendor checks for the period July 1, 1991 through December 31, 1996.

11. During September, 1997, Jerry's, Inc. filed a lawsuit against Lee County, Florida, for Breach of Contract with respect to the Company's Concession Agreement at the Fort Myers, Florida Airport which expires on May 14, 1998.

12. In connection with the environmental matter discussed in Note R-5, the Company has filed a complaint in the Circuit Court for Dade County, Florida, against owners and operators of adjacent properties to the Company's Hialeah, Florida facility. In its complaint, the Company has alleged that the adjacent property owners and operators are responsible for a significant portion of the contamination at the Hialeah property. The Company is seeking recovery of its damages plus attorneys' fees and court costs incurred as a result of the wrongful discharge of contaminants by the owners and operators of adjacent properties. The Company is also seeking an order requiring the owners and operators of adjacent properties to investigate, assess and, if necessary, perform an environmental cleanup of certain other property owned by the Company that may have also been impacted by effluent discharges by the owners and operators of adjacent property.

Jerry's Inc. and Subsidiaries                               September 30, 1996
Notes to Consolidated Financial Statements

NOTE R - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

1. Effective July 1, 1989, the Company entered into a consulting agreement with a partnership under the control of a retired director of the Company in recognition of his services to the Company. The agreement provides for monthly payments $1,800 for a 10-year period.

2. The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have significant effect on the Company's financial position.

3. The Company is self-insured for a portion of its workers compensation insurance in the state of Florida. The Company's maximum self-insured exposure at September 30, 1996 for all open years is approximately $600,000.

4. The Company expects to spend approximately $400,000 during 1997 to improve its facilities at the St. Petersburg/Clearwater, Florida Airport.

5. The Company has received notices from the Metro-Dade Department of Environmental Resources Management (DERM) that the Company is responsible to pay for remediation of the hazardous substance releases at the Company's Hialeah, Florida facility. The Company recorded charges to earnings of $100,000 in 1995 and $53,400 in 1996 to correct and monitor the site.

NOTE S - RELATED PARTY TRANSACTIONS

1. The Company purchased equipment and services from a supplier that is considered to be a related party for fiscal years 1996, 1995 and 1994 in the approximate amounts of $22,000, $15,000 and $6,500, respectively.

2. The Company rents on a month-to-month basis, certain real estate from its President who is also the principal stockholder of the Company. During fiscal 1996, 1995 and 1994 the Company paid rent of approximately $10,800, $11,900 and $9,000, respectively, for the use of the real estate.

3. Included in Other Receivables for September 30, 1996 and 1995 is a $125,000 advance to a related party. Employee Loans Receivable include advances to an employee considered to be a related party of $44,000 and $46,000 at September 30, 1996 and 1995, respectively.

4. A related party holds the snack bar concession and the gift shop concession at two separate locations. The Company also operates concessions at these locations. The related party pays to the Company facilities rent, equipment rent, and management fees. During fiscal 1996, 1995 and 1994 the related party was charged the following:

                    1996             1995            1994
                 --------          --------        --------

Facilities Rent  $ 51,339          $ 50,397        $ 38,302
Equipment Rent     18,156            18,156          16,330
Management Fees    24,000            24,000          18,000

Jerry's Inc. and Subsidiaries                               September 30, 1996
Notes to Consolidated Financial Statements

      The related party owed the Company approximately $20,000, $83,000 and $38,000 at September 30, 1996, 1995 and 1994.

5. The Company has a ten year food and beverage concession agreement at the Orlando/Sanford, Florida Airport. This Airport is being operated by Central Florida Terminals, Inc. The President of Jerry's, Inc. is a stockholder of Central Florida Terminals, Inc. The concession agreement provides for minimum rentals of approximately $193,000 per year and expires in 2006. The amount of rent paid and accrued for fiscal 1996 [inception April 1996] approximated $97,000. See [Note Q-4] for a subsequent event that relates to this facility.



                                  SCHEDULE III
                         JERRY'S, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED SEPTEMBER 30, 1996

                                                      ADDITIONS
                                                      (DELETIONS)   ADDITIONS
                                        BALANCE AT     CHARGED      CHARGED TO
                                        BEGINNING      (CREDIT)       OTHER                     BALANCE AT
             DESCRIPTION                OF PERIOD     TO INCOME      ACCOUNTS      DEDUCTIONS  END OF PERIOD
             -----------                ---------     ----------    ----------     ----------  -------------
YEAR ENDED SEPTEMBER 30, 1996
  DEDUCTED FROM ASSET ACCOUNTS
    Allowance for Doubtful Accounts      $268,501      $ 98,069      $    --        $ 52,323      $311,247
                                         ========      ========      =========      ========      ========

YEAR ENDED SEPTEMBER 30, 1995
  DEDUCTED FROM ASSET ACCOUNTS
    Allowance for Doubtful Accounts      $304,100      $ 56,151      $    --        $ 91,750      $268,501
                                         ========      ========      =========      ========      ========

YEAR ENDED SEPTEMBER 30, 1994
  DEDUCTED FROM ASSET ACCOUNT
    Allowance for Doubtful Accounts      $222,100      $227,688      $    --        $145,688      $304,100
                                         ========      ========      =========      ========      ========

                                 EXHIBIT INDEX


EXHIBIT                       DESCRIPTION
-------                       -----------

27  Financial Data Schedule