Form 10-Q
period 1996-12-31
JERRYS INC
filed 1997-11-07
CIK 53453

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                      ----------------------------------

                                   Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

              For the quarterly period ended December 31, 1996, or

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

                         COMMON STOCK, $.04 Par Value

               Outstanding Shares at December 31, 1996 - 562,422

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............10-17

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................19


                                   PART II.

                               OTHER INFORMATION

ITEMS 1 THROUGH 6...........................................................21

                        PART I.  FINANCIAL INFORMATION

                        JERRY'S, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1996 AND 1995

    ASSETS:                                           1996            1995
    -------                                        ----------      ----------

CURRENT ASSETS:
    Cash and Cash Items                            $  902,066      $  497,050
    Customers Accounts Receivable
       Less - Allowance for Doubtful Accounts:
       $300,000 in 1996 and $252,000 in 1995          781,519       1,075,804
    Inventories (Note A-2)                            352,202         342,827
    Deferred Income Taxes                             223,596         105,109
    Income Tax Refunds Receivable                     563,375          81,693
    Prepaid Expenses and Other Current Assets
       (Net of $5,000 Allowance in 1996 and 1995)     234,909         511,825
                                                   ----------      ----------
       Total Current Assets                        $3,057,667      $2,614,308
                                                   ----------      ----------

INVESTMENTS:
    Land Held for Investment                       $   87,000      $   87,000
    Other Investments                                 348,289         349,119
                                                   ----------      ----------
       Total Investments                           $  435,289      $  436,119
                                                   ----------      ----------

PROPERTY, PLANT AND EQUIPMENT:
    Cost                                           $12,442,019     $13,856,182
    Less:  Accumulated Depreciation                 9,276,390       9,702,224
                                                   ----------      ----------
 Net Book Value                                    $3,165,629      $4,153,958
                                                   ----------      ----------

OTHER ASSETS:
    Cash (Restricted)                              $  668,423      $  580,297
    Leasehold Rights and Other Intangible
       Assets (Note A-4)                                9,402           7,635
    Cash Surrender Value of Insurance                  21,005           2,191
    Deposits and Miscellaneous                        331,331         221,529
    Employee Loans Receivable (Net of
       $15,000 Allowance in 1996 and
       $20,000 Allowance in 1995)                     111,312          79,616
    Other Receivables - Non-Current Portion
       (Net of $15,000 Allowance in 1996
       and $13,000 in 1995)                            43,875          88,391
Deferred Income Taxes Non-Current Portion             318,281         528,764
                                                   ----------      ----------
    Total Other Assets                             $1,503,629      $1,508,423
                                                   ----------      ----------
       TOTAL ASSETS:                               $8,162,214      $8,712,808
                                                   ==========      ==========

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1996 AND 1995
                                   (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY                  1996           1995
------------------------------------               ---------      ----------
CURRENT LIABILITIES:
    Notes Payable to Bank and
      Others (Note E)                              $   36,159     $   39,063
    Current Portion of Long-Term Debt (Note F)        503,817        519,490
    Accounts Payable                                1,281,523      1,292,448
    Accrued Expenses                                  767,912        799,632
                                                   ----------     ----------
       Total Current Liabilities                   $2,589,411     $2,650,633

LONG-TERM LIABILITIES:
    Long-Term Debt, Less Current
      Portion (Note F)                              3,386,346      2,963,257
                                                   ----------     ----------
       TOTAL LIABILITIES                           $5,975,757     $ 5,613,890
                                                   ----------     -----------

STOCKHOLDERS' EQUITY:
    Capital Stock -
       Common Stock of $.04 par value -
       Authorized 4,000,000 shares;
       622,377 Shares Issued
       in 1996 and 1995                            $   24,895     $   24,895
    Capital in Excess of Par Value                    116,178        116,178
    Retained Earnings                              $2,214,060     $3,124,927
                                                   ----------     ----------
       Subtotal:                                   $2,355,133     $3,266,000
       Less:  Shares Reacquired and Held
              in Treasury (60,378 shares
              in 1996 and 59,955 shares
              in 1995 at cost)                        168,676        167,082
                                                   ----------     ----------

       TOTAL STOCKHOLDERS' EQUITY:                 $ 2,186,457    $3,098,918
                                                   -----------    ----------

Commitments, Contingencies and Subsequent
Events (Note H)                                            --             --

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY:                       $8,162,214     $8,712,808
                                                   ==========     ==========

See accompanying Notes to Consolidated Financial Statements

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1996 AND 1995

ASSETS                                               1996              1995
                                                  ----------       -----------

CURRENT ASSETS:
Cash and Cash Items                               $  886,680       $   759,133
Customer Accounts Receivable
   Less Allowance for Doubtful Accounts:
   $236,000 in 1996 and $230,000 in 1995             727,805           807,857
   Inventories                                       299,738           311,648
   Income Tax Refunds Receivable                     701,375              --
   Deferred Income Taxes                             223,596           105,109
   Prepaid Expenses and Other Current Assets
   (Net of $5,000 Allowance In 1996 and 1995)        357,163           449,078
                                                  ----------       -----------
       Total Current Assets                        3,196,357         2,432,825
                                                  ----------       -----------
INVESTMENTS:
Land Held for Investment                              87,000            87,000
Other Investments                                    348,289           265,528
                                                  ----------       -----------
       Total Investments                             435,289           352,528
                                                  ----------       -----------
PROPERTY, PLANT AND EQUIPMENT:
Cost                                              12,404,375        13,857,557
Less:  Accumulated Depreciation                    9,074,019         9,420,655
                                                  ----------       -----------
       Net Book Value                              3,330,356         4,436,902
                                                  ----------       -----------
OTHER ASSETS:
Cash (Restricted)                                    762,852           580,297
Leasehold Rights and Other Intangible Assets
   Less Accumulated Amortization of $12,218 in
   1996 and $13,482 in 1995                            9,804             8,096
   Cash Surrender Value of Insurance                  23,119            39,393
   Deposits and Miscellaneous                        243,893           219,529
   Employee Loans Receivable (Net of $15,000
   Allowance in 1996 and $20,000 in 1995)             98,749            79,840
   Other Receivables - Non-Current Portion
   (Net of $15,000 Allowance in 1996 and
   $13,000 in 1995)                                   72,197            95,376
   Deferred Income Taxes - Non-Current Portion       318,281           528,764
                                                  ----------       -----------
       Total Other Assets                          1,528,895         1,551,295
                                                  ----------       -----------
       TOTAL ASSETS                               $8,490,897       $ 8,773,550
                                                  ==========       ===========


See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1996 AND 1995
                                      (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY                   1996              1995
                                                   -----------       ----------
CURRENT LIABILITIES:
  Notes Payable to Bank and Others                 $   258,437       $       --
  Current Portion of Long-Term Debt                    508,139          519,490
  Accounts Payable                                   1,518,293        1,171,228
  Income Taxes Payable                                      --           12,307
  Accrued Expenses                                     689,104          657,504
                                                   -----------       ----------
            Total Current Liabilities                2,973,973        2,360,529

LONG-TERM LIABILITIES:
  Long-Term Debt, Less Current Portion               3,514,293        3,073,603
                                                   -----------       ----------
             TOTAL LIABILITIES                       6,488,266        5,434,132
                                                   -----------       ----------

STOCKHOLDERS' EQUITY:
  Capital Stock -
    Common Stock of $.04 par value - Authorized
    4,000,000 Shares; 622,377 Shares Issued in
    1996 and 1995                                       24,895           24,895
  Capital In Excess of Par Value                       116,178          116,178
  Retained Earnings                                  2,030,234        3,365,427
                                                   -----------       ----------
            Subtotal                                 2,171,307        3,506,500
    Less:  Shares Reacquired and Held in
           Treasury (60,378 Shares in 1996
           and 59,955 Shares in 1995 at Cost)          168,676          167,082
                TOTAL STOCKHOLDERS' EQUITY           2,002,631        3,339,418

Commitments, Contingencies, and Subsequent
  Events                                                    --               --
                                                   -----------       ----------
           (Notes O, Q, and R)
               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                $ 8,490,897       $8,773,550
                                                   ===========       ==========


See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                       1996           1995
                                                   -----------     -------

NET SALES:
    (A substantial portion of which is
    attributable to three customers (Note B)
    and a substantial portion which have
    been discontinued) (Note B)                    $ 4,027,052     $4,324,508
                                                   -----------     ----------

COSTS, EXPENSES, AND OTHER ITEMS:
    Costs of Sales                                   2,556,894     $2,583,009
    Selling and Administrative Expenses              2,153,339      2,257,770
    Airline Port Fees (Income)                         (90,307)      (118,812)
    Interest (Income)                                   (4,085)        (7,846)
    Interest Expense                                   106,791         70,125
    (Earnings) of Joint Ventures                            --        (83,591)
    (Gain) Loss On Disposition of Assets            (1,000,000)       (25,632)
    Other (Income)                                     (17,406)       (16,015)
                                                   -----------     ----------
       Total Costs, Expenses and Other Items       $ 3,705,226     $4,659,008
                                                   -----------     ----------
       Income (Loss) Before Provision for
         Income Taxes                              $   321,826     $ (334,500)
                                                   -----------     ----------

PROVISION (CREDIT) FOR INCOME TAXES:
    Federal                                        $   118,000     $  (80,000)
    State                                               20,000        (14,000)
                                                   -----------     ----------
       Total Provision (Credit) for
         Income Taxes                              $   138,000     $  (94,000)
                                                   -----------     ----------
       Net Income (Loss)                           $   183,826     $ (240,500)

RETAINED EARNINGS, BEGINNING OF PERIOD:              2,030,234      3,365,427
                                                   -----------     ----------

RETAINED EARNINGS, END OF PERIOD:                  $ 2,214,060     $3,124,927
                                                   ===========     ==========

NET INCOME (LOSS) PER COMMON SHARE:                $       .33     $     (.43)
                                                    ===========     ==========

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:            561,999        562,422
                                                   ===========     ==========


See accompanying Notes to Consolidated Financial Statements.


                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                        1996               1995
                                                     ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income (Loss)                                $  183,826        $  (240,500)
    Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities:
       Depreciation and Amortization                    202,773            341,854
       Provision for Losses on Accounts
        Receivable                                       25,000             25,000
       Equity In (Earnings) Loss of
        Joint Ventures                                       --            (83,591)
       (Gain) Loss on Sale of Assets                 (1,000,000)           (25,632)
    Change in Assets and Liabilities:
       (Increase)Decrease in Accounts Receivable        (78,714)          (292,947)
       (Increase)Decrease in Inventories                (52,464)           (31,179)
       (Increase)Decrease in Prepaid Expenses
        and Other                                       122,254            (62,747)
       (Increase)Decrease in Deposits and
        Miscellaneous                                   (69,565)            26,161
       Increase(Decrease) in Accounts Payable          (236,770)           121,220
       Increase(Decrease) in Income Taxes Payable       138,000            (94,000)
       Increase(Decrease) in Accrued Expenses            78,808            142,128
                                                     ----------        -----------
          Net Cash Provided By (Used in)
            Operating Activities:                    $ (686,852)       $  (174,233)
                                                     ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sales of Property and
       Equipment                                     $1,000,000        $    25,632
       Payments Received on Notes from Sale of
       Property and Equipment                                --             16,250
    Purchase of Property and Equipment                  (37,644)           (58,449)
                                                     ----------        -----------
         Net Cash Provided (Used In)
            Investing Activities:                    $  962,356        $   (16,567)
                                                     ----------        -----------

See accompanying Notes to Consolidated Financial Statements.


                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (Continued)

                                                      1996                1995
                                                   ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Line-of-Credit and
       Long-Term Borrowings                        $   36,159          $   39,063
    Principal Payments Under Line-of Credit
          and Long-Term Borrowings                   (390,706)           (110,346)
    (Increase) Decrease in Restricted Cash             94,429                  --
                                                   ----------          ----------
       Net Cash Provided by (Used In)
         Financing Activities                      $ (260,118)         $  (71,283)
                                                   ----------          ----------
       Net Increase (Decrease) in Cash and Cash
         Equivalents                               $   15,386          $ (262,083)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
    OF THE PERIOD                                     886,680             759,133
                                                   ----------          ----------

Cash and Cash Equivalents at the End
of the Period                                      $  902,066          $  497,050
                                                   ==========          ==========
ADDITIONAL CASH FLOW INFORMATION:
    Cash Paid During the Year for:
       Interest (Non-Capitalized)                  $  106,791          $   70,125
                                                    =========          ==========
       Income Taxes                                $       --          $       --
                                                   ==========          ==========
    Non-Cash Investing and Financing Activities:
       Purchase of Assets
         (Net of Cash Paid) for Notes              $       --          $       --
                                                   ==========          ==========

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   CONSOLIDATION -

     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned and all of which are engaged in the food and beverage service and/or the gift shop businesses. Significant intercompany accounts and transactions have been eliminated in consolidation. Investments in partnerships are carried at equity in net assets. Other investments are carried at cost.

2.   INVENTORIES -

     Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis and market based upon the lower of replacement cost or realizable value. Inventories consisted of the following amounts:

                                                 1996             1995
                                             -----------       ----------

            Finished Goods                    $   61,932       $   56,779
            Raw Materials                        290,270          286,048
                                              ----------       ----------

            Total                             $  352,202       $  342,827
                                              ==========       ==========

3.   PROPERTY, PLANT, AND EQUIPMENT -

     Property, plant, and equipment are carried at cost. The Company calculates depreciation on the straight-line and accelerated methods at annual rates based upon the estimated service lives of each type of asset. These service lives are generally as follows:

            Buildings and Improvements            20 to 35 years
            Equipment and Furniture               5 to 7 years
            Aviation and Automotive               3 to 7 years
            Leasehold Improvements and Other      5 to 7 years

     Assets with an original cost of approximately $5,200,000 have been fully depreciated at September 30, 1996.

Jerry's, Inc. And Subsidiaries                                December 31,1996
Notes to Consolidated Financial Statements (Continued)

4.   INTANGIBLES -

     Intangible assets consist of finance and loan fees arising from the addition of debt. The fees are being amortized using the straight-line method over the expected life of the financing.

5.   INCOME TAXES -

     The Company adopted Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes," effective October 1, 1993. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

     The cumulative effect of this accounting change at October 1, 1993 was a one-time, non-cash increase to net income of $142,094 OR $.25 per shares.

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

9.   CONCENTRATIONS OF CREDIT RISK -

     The Company is subject to credit risk arising from the concentration of its temporary cash investments and trade receivables. Most of the Company's temporary cash investments are concentrated with a single financial institution. This institution, however, has a high credit rating. The Company's trade receivables are concentrated with a small number of airlines. In particular, the Company primarily sells its products to about 60 airlines or aviation-related companies in the States of Florida, Georgia and Alabama, and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral.

Jerry's, Inc. And Subsidiaries                                December 31,1996
Notes to Consolidated Financial Statements (Continued)

     Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. As of September 30, 1996 approximately 69% of the recorded trade receivables were concentrated with six airlines. As of September 30, 1995 approximately 71% of the receivables were concentrated with six airlines.

10.  REVENUE RECOGNITION -

     Revenues are recorded at the time of shipment of products or performance of services.

11.  ADVERTISING COSTS -

     Advertising costs are generally charged to operations in the period incurred and totaled $101,000 in 1996, and $85,000 in 1995 (three months ended December 31).

12.  ENVIRONMENTAL CLEANUP MATTERS -

     The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernable. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated.

13.  USE OF ESTIMATES -

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the consolidated financial statements and related notes to the financial statements. Changes in such estimates may affect amounts reported in future periods.

NOTE B - SALES

     The Company derives a substantial portion of its revenues from catering flights of three airlines, as follows:

                                           PERCENT OF TOTAL SALES
                                       -----------------------------
THREE MONTHS ENDED DECEMBER 31,        CONTINENTAL   U.S. AIR   KIWI
------------------------------         -----------   --------   ----
         1996                              8%           21%       -%
         1995                              6%           19%       6%

Jerry's, Inc. And Subsidiaries                                December 31,1996
Notes to Consolidated Financial Statements (Continued)

     Kiwi International Airlines, Inc. is operating under Chapter 11 of the Bankruptcy Code.

     During June and September 1996, the lease agreements at the Company's Fort Pierce, Florida and Tallahassee, Florida airport facilities were terminated, respectively. The approximate sales that were discontinued during fiscal 1996 amounted to:

                                      SALES            PERCENTAGE OF
                                   DISCONTINUED         TOTAL SALES
                                   ------------        --------------

   Year Ended 9/30/96                $801,000                4%
   Year Ended 9/30/95                 917,000                4%
   Year Ended 9/30/94                 805,000                3%

   Three Months Ended 12/31/96       $     --               --
   Three Months Ended 12/31/95        276,000                6%

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

NOTE D - SALES OF ASSETS AND DISPOSITIONS

   During February 1995, the Company sold its airline catering operations at Miami, Florida and Orlando, Florida for $6,000,000 ($5,000,000 cash and the assumption by the buyer of $1,000,000 of the Company's liabilities). The approximate pre-tax gain on the sale was $5,400,000 ($3,300,000 post-tax). The original agreement with respect to this asset sale was amended during September 1996. The amendment provided, in the event the original buyer sells the Miami and Orlando catering kitchens, that the original contingent consideration payment plan would be adjusted as follows:

     a. The original buyer would be required to pay $1,000,000 to the Company upon the closing of a sale of the Miami and Orlando kitchens.

     b. The original buyer would be required to pay to the Company a second payment based upon gross revenues of the Miami facility and the Orlando facility during a "measuring period" [six months starting on the closing date]. The parameters of this second payment is a low of $500,000 to a high of $1,000,000.

Jerry's, Inc. And Subsidiaries                                December 31,1996
Notes to Consolidated Financial Statements (Continued)

     c. The original buyer would be required to pay the Company a third payment of $1,000,000 on March 2, 1998.

     During November 1996, the original buyer sold the Miami and Orlando facilities to a third party. In accordance with the amendment described above, the original buyer paid the Company $1,000,000 at the time of the sale. This payment was recorded as a $1,000,000 gain.

     During the three months ended December 31, 1995, the Company sold vehicles which resulted in a pre-tax gain of approximately $25,600 [$16,500 post-tax].

NOTE E - NOTES PAYABLE - BANKS AND OTHERS

                                                       DECEMBER 31,       DECEMBER 31,
      DESCRIPTION                                           1996              1995
      -----------                                      ------------       -----------

Notes payable to financial institution, of up to
$1,500,000 bearing interest at 3% plus prime
and collateralized by receivables, inventory,
equipment, investments leasehold rights and real
estate, intangibles, and the personal guaranty of
the Company's president.                               $     36,159       $        --
Insurance premium financing plan                                 --            39,063
                                                       ------------       -----------
      TOTAL                                            $     36,159       $    39,063
                                                       ============       ===========

NOTE F - LONG TERM DEBT

      The principal balances outstanding and details of long-term debt are summarized as follows:

                                                       DECEMBER 31,       DECEMBER 31,
      DESCRIPTION                                          1996               1995
      -----------                                      ------------       -----------

Chattel mortgage notes on equipment,
aircraft, automotive equipment, payable in
monthly installments of approximately $40,000
(including interest), with varying maturities
through 2004. A chattel mortgage on automotive
equipment is further collateralized by a certificate
of deposit in the amount of $151,000.                   $  2,034,979      $ 2,303,901

Jerry's, Inc. And Subsidiaries                                December 31,1996
Notes to Consolidated Financial Statements (Continued)

                                                    December 31,    December 31,
      DESCRIPTION                                      1996             1995
      -----------                                   ------------    ------------


6% to 12 1/2% notes payable, collateralized
by land and buildings, payable in monthly
installments of approximately $8,000
(including interest), with varying maturities
through 2018.                                         707,164          736,508

10 1/4% (1 1/2% above prime) note payable to
bank, collateralized by equipment, leasehold
and real estate at the Company's facilities in
Melbourne, Florida, along with the personal
guaranty of the Company's president, payable in
monthly installments of $1,667 plus interest with
a final payment of $52,995 due January 28, 2000.      118,250          136,328

18% note payable secured by the personal guaranty
of the Company's president, payable in monthly
installments of $18,000 (including interest)
through 1999.                                         422,880               --

11 1/4% note payable to collateralized by
leaseholds improvements at the Company's
facilities in Daytona Beach, Florida, along
with a certificates of deposit of $147,000 and
the personal guarantee of the Company's
president, payable in monthly installments
of $15,302 (including interest) through 2001.         606,890          306,010
                                                 ------------       -----------

      TOTAL                                      $  3,890,163       $ 3,482,747

      Less payments due within one year               503,817           519,490
                                                 ------------       -----------

      Long-Term debt, less current portion       $  3,386,346       $ 2,963,257
                                                 ============       ===========

      Substantially all of the Company's assets are pledged as collateral for these debts.

Jerry's, Inc. And Subsidiaries                                December 31,1996
Notes to Consolidated Financial Statements (Continued)

NOTE G - LEASE COMMITMENTS

   The Company and its subsidiaries, under non-capitalized leases, lease certain facilities and equipment used primarily for catering kitchens, dining rooms, coffee shops, cocktail lounges, gift shops, warehouses, and a promotional facility. These leases expired at various dates through the year 2008.

   Rental expense included in continuing operations is as follows:

                                           1996              1995
                                         --------         -------

      Rent                               $604,154         $602,487

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

     The approximate minimum rental commitments for the years subsequent to September 30, 1996 are as follows:

                                   FINANCING              OTHER
                TOTAL                LEASES               LEASES
              -----------         -----------          -----------
1997          $ 1,386,129              --                1,386,129
1998            1,233,629              --                1,233,629
1999            1,158,369              --                1,158,369
2000            1,107,210              --                1,107,210
2001            1,006,829              --                1,006,829
2002-2006       3,362,016              --                3,362,016
2007-2008         149,640              --                  149,640
              -----------         -----------          -----------

TOTAL         $ 9,403,822         $    --              $ 9,403,822
              ===========         ===========          ===========

Jerry's, Inc. And Subsidiaries                                December 31,1996
Notes to Consolidated Financial Statements (Continued)


NOTE H - COMMITMENTS, CONTINGENCIES, OTHER MATTERS AND SUBSEQUENT EVENTS

   1. Effective July 1, 1989, the Company entered into an consulting agreement with a partnership under the control of a retired director of the Company in recognition of his services to the Company. The agreement provides for monthly payments of $1,800 for a 10-year period.

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

   5. During December 1996, the Florida Department of Revenue issued a proposed assessment for its audit of the Company's sale tax returns and intangible tax returns for the five year period ending December 31, 1993. The proposed assessment of $350,000 consist of $173,000 for taxes, $65,500 for penalties, and $112,000 for interest. The proposed assessment includes sales tax on port fees and certain supplies used in the airline catering industry. The Company's position is that both items are not subject to sales tax because they are "passed-through" to other parties. The Company intends to vigorously defend its position and has requested its legal counsel to file Letters of Protest with the Florida Department of Revenue. Although the ultimate disposition of this matter cannot be predicted with certainty, it is the present opinion of the Company's management that the outcome of the tax assessment which is pending will not have a material adverse effect on the Company's financial condition.

   6. During November 1996, the Company assigned its rights to receive earnout payments under the Agreement to sell the Miami and Orlando kitchen facilities [Note D] in favor of the lender to Central Florida Terminals, Inc., the operator of the Orlando/Sanford, Florida Airport. The president of the Company is a stockholder in Central Florida Terminals, Inc.

   7. During December 1996, St. Lucie County, Florida and the Company concluded its negotiations with respect to the lease and other assets at the Company's Fort Pierce, Florida location. The settlement indicates a net payment due the County of approximately $4,000 which was substantially accrued for at September 30, 1996.

Jerry's, Inc. And Subsidiaries                                December 31,1996
Notes to Consolidated Financial Statements (Continued)


   8. The Company expects to spend approximately $400,000 during 1997 to improve its facilities at the St. Petersburg/Clearwater, Florida airport.

   9. The Company has received notices from the Metro-Dade Department of Environmental Resources Management (DERM) that the Company is responsible to pay for remediation of the hazardous substance releases at the Company's Hialeah, Florida facility. The Company recorded charges to earnings of $100,000 in fiscal 1995 and $53,400 in 1996 to correct and monitor the site.

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST QUARTER OF 1997 FISCAL YEAR COMPARED TO FIRST QUARTER OF 1996 FISCAL YEAR

NET SALES

   The Company's net sales for the three months ended December 31, 1996 were $4,027,000 compared with $4,325,000 for the same period of the prior year. The decline in sales was primarily due to the termination of the Company's operations at Tallahassee and Ft. Pierce. See Note B to Financial Statements. The loss of these sales was partially offset by higher sales at Sanford, Florida.

COST OF SALES

   Cost of sales in the first three months of the 1997 fiscal year were $2,557,000 compared with $2,583,000 in 1996. The Company's gross margin decreased from 40.3% in the first three months of 1996 fiscal year to 36.5 in 1997.

SELLING AND ADMINISTRATIVE EXPENSES

   The Company's selling and administrative expenses decreased from $2,258,000 in the first three months of 1996 fiscal year to $2,153,000 in 1997, primarily due to lower depreciation expense primarily arising from the closing of the Tallahassee facility.

AIRLINE PORT FEES

   The Company charges each of its airline catering customers a port fee equal to the amount of percentage rent the Company pays to each airport authority. The amount of this income was $119,000 in the first three months of 1996 fiscal year, compared with $90,000 in the first three months of 1997. It is directly offset by rental expense paid by the Company. The decline reflects lower airline catering sales.

SALE OF ASSETS

   In November 1996, the Company received a contingent payment of $1,000,000 with respect to the sale in 1995 of its Miami and Orlando flight catering facilities to Alpha. See Note D to Consolidated Financial Statements.

NET INCOME

   Due to the factors described above, the Company's net income for the first three months of the 1997 fiscal year was $184,000, compared with a loss of $241,000 for the same period of the prior year. After deducting the gain from the receipt of the $1,000,000 contingent payment, the Company incurred a net loss (before taxes) of $678,000 for the three months ended December 31, 1996, compared to a net loss (before taxes) of $335,000 for the same period of the prior year.

FINANCIAL CONDITION AT DECEMBER 31, 1995

   On December 31, 1995, the Company's current assets and current liabilities were $2,614,000 and $2,651,000, respectively, compared with $3,058,000 and $2,589,000 on December 31, 1996. The Company's current ratio (current assets divided by current liabilities) was at 1.07 on December 31, 1995 compared to
1.18 at December 30, 1996.

   The Company's financial condition improved modestly during the first three months of the 1997 fiscal year. The principal reason for this improvement was the Company's receipt of the $1,000,000 contingent payment from the sale of the Miami and Orlando facilities. The Company utilized this cash to offset the Company's loss from operations before taxes of $678,000, to reduce its accounts payable by $237,000 and reduce debt to third party lenders. Although the Company's financial condition improved modestly during the first quarter of the 1997 fiscal year, the Company still faces serious long-term working capital problems due to the high level of losses from continuing operations. Accordingly, the Company still needs to substantially reduce the level of its selling and administrative expenses or obtain additional sales through expansion in order to generate positive cash flow from its operations. There can be no assurance that these efforts will be successful.

                                     PART II

                                OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

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

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 27   Financial Data Schedule

     There were no reports on Form 8-K filed for the three months ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JERRY'S, INC.

Date:  October 31, 1997                   /s/ GERARD J. PENDERGAST, JR.
                                          -----------------------------
                                          Gerard J. Pendergast, Jr.,
                                          President and Chief Executive Officer

Date:  October 31, 1997                   /s/ KAREN P. RHODES
                                          ------------------
                                          Karen P. Rhodes,
                                          Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION
-------                       -----------

  27                    Financial Data Schedule