Form 10-Q
period 1997-03-31
JERRYS INC
filed 1997-11-07
CIK 53453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d)of the Securities Exchange
    Act of 1934

              For the quarterly period ended March 31, 1997, or

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

                        Telephone Number: (407) 689-9611

                          Common Stock, $.04 Par Value

                Outstanding Shares at March 31, 1997 - 561,999

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing requirements for the past ninety (90) days.

                                 YES [ ]    NO [X]

                                TABLE OF CONTENTS

                         JERRY'S, INC. AND SUBSIDIARIES

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS.........................................3

           CONSOLIDATED STATEMENTS OF INCOME AND
           RETAINED EARNINGS...................................................7

           CONSOLIDATED STATEMENT OF CASH FLOWS................................9

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................20

                                    PART II.

                                OTHER INFORMATION

ITEMS 1 THROUGH 6.............................................................22

                          PART I. FINANCIAL INFORMATION

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             MARCH 31, 1997 AND 1996

     ASSETS                                                1997         1996
     ------                                            -----------   -----------

CURRENT ASSETS:
     Cash                                              $ 1,074,790   $   933,757
     Customers Accounts Receivable
         Less - Allowance for Doubtful Accounts:
         $326,000 in 1997 and $281,000 in 1996             952,915     1,183,968
     Inventories (Note A-2)                                365,712       359,749
     Deferred Tax Assets - Current Portion                 223,596       105,109
     Income Tax Refunds                                    473,375        80,693
     Prepaid Expenses and Other Current Assets
     (Net of $5,000 Allowance in 1997 and 1996)            287,756       532,792
                                                       -----------   -----------
         Total Current Assets                          $ 3,378,144   $ 3,196,068
                                                       -----------   -----------
INVESTMENTS:
     Land Held for Investment                          $    87,000   $    87,000
     Other Investments                                     348,289       376,619
                                                       -----------   -----------
         Total Investments                             $   435,289   $   463,619
                                                       -----------   -----------
PROPERTY, PLANT AND EQUIPMENT:
     Cost                                              $12,489,144   $13,970,772
     Less: Accumulated Depreciation                      9,488,647    10,039,524
                                                       -----------   -----------
          Net Book Value                               $ 3,000,497   $ 3,931,248
                                                       -----------   -----------
OTHER ASSETS:
     Cash (Restricted)                                 $   668,423   $   505,281
     Leasehold Rights and Other Intangible
         Assets (Note A-4)                                   9,001        10,295
     Cash Surrender Value of Insurance                      21,005         2,191
     Deposits and Miscellaneous                            450,728       220,529
     Employee Loans Receivable (Net of
         $15,000 Allowance in 1997, $20,000
         Allowance in 1996)                                105,140       105,844
     Other Receivables - Non-Current Portion
         (Net of $15,000 Allowance in 1997
           and $13,000 in 1996)                             37,013        81,767
     Deferred Income Taxes                                 318,281       528,764
                                                       -----------   -----------
     Total Other Assets                                $ 1,609,591   $ 1,454,671
                                                       -----------   -----------
         TOTAL ASSETS:                                 $ 8,423,521   $ 9,045,606
                                                       ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             MARCH 31, 1997 AND 1996
                                   (Continued)

     LIABILITIES AND STOCKHOLDERS' EQUITY                  1997          1996
     ------------------------------------               ----------    ----------

CURRENT LIABILITIES:
     Notes Payable to Bank and
       Others (Note E)                                  $  215,994    $   24,630
     Current Portion of Long-Term Debt (Note F)            506,039       488,541
     Accounts Payable                                    1,420,499     1,425,070
     Accrued Expenses                                      711,964       685,715
                                                        ----------    ----------
            Total Current Liabilities                   $2,854,496    $2,623,956

LONG-TERM LIABILITIES:
     Long-Term Debt, Less Current
       Portion (Note F)                                  3,253,168     3,283,241
                                                        ----------    ----------
         TOTAL LIABILITIES                              $6,107,664    $5,907,197
                                                        ----------    ----------
STOCKHOLDERS' EQUITY:
     Capital Stock -
         Common Stock of $.04 par value -
         Authorized 4,000,000 shares;
         622,377 Shares Issued
         in 1997 and 1996                               $   24,895    $   24,895
     Capital in Excess of Par Value                        116,178       116,178
     Retained Earnings                                   2,343,460     3,164,418
                                                        ----------    ----------
         Subtotal:                                      $2,484,533    $3,305,491
         Less:  Shares Reacquired and Held
                in Treasury (60,378 shares
                in 1997 and 59,955 shares
                in 1996 at Cost)                           168,676       167,082
                                                        ----------    ----------

         TOTAL STOCKHOLDERS' EQUITY:                    $2,315,857    $3,138,409
                                                        ----------    ----------
Commitments, Contingencies and Subsequent
Events (Note H)                                               --            --

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY:                          $8,423,521    $9,045,606
                                                        ==========    ==========

See accompanying Notes to Consolidated Financial Statements

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1996 AND 1995

     ASSETS:                                                 1996          1995
     ------                                              -----------   -----------
CURRENT ASSETS:
  Cash and Cash Items                                    $   886,680   $   759,133
  Customer Accounts Receivable
    Less Allowance for Doubtful Accounts:
   $236,000 in 1996 and $230,000 in 1995                     727,805       807,857
  Inventories (Note A-2)                                     299,738       311,648
  Income Tax Refunds Receivable                              701,375          --
 Deferred Income Taxes                                       223,596       105,109
 Prepaid Expenses and Other Current Assets
  (Net of $5,000 Allowance In 1996 and 1995)                 357,163       449,078
                                                         -----------   -----------
            Total Current Assets                           3,196,357     2,432,825
                                                         -----------   -----------
INVESTMENTS:
  Land Held for Investment                                    87,000        87,000
  Other Investments                                          348,289       265,528
                                                         -----------   -----------
            Total Investments                                435,289       352,528
                                                         -----------   -----------
PROPERTY, PLANT AND EQUIPMENT:
  Cost                                                    12,404,375    13,857,557
  Less: Accumulated Depreciation                           9,074,019     9,420,655
                                                         -----------   -----------
            Net Book Value                                 3,330,356     4,436,902
                                                         -----------   -----------
OTHER ASSETS:
  Cash (Restricted)                                          762,852       580,297
  Leasehold Rights and Other Intangible Assets
    Less Accumulated Amortization of $12,218 in
    1996 and $13,482 in 1995                                   9,804         8,096
  Cash Surrender Value of Insurance                           23,119        39,393
  Deposits and Miscellaneous                                 243,893       219,529
  Employee Loans Receivable (Net of $15,000
      Allowance in 1996 and $20,000 Allowance in 1995)        98,749        79,840
  Other Receivables - Non-Current Portion
    (Net of $15,000 Allowance in 1996 and
    $13,000 In 1995)                                          72,197        95,376
  Deferred Income Taxes - Non-Current Portion                318,281       528,764
                                                         -----------   -----------
            Total Other Assets                             1,528,895     1,551,295
                                                         -----------   -----------
               TOTAL ASSETS                              $ 8,490,897   $ 8,773,550
                                                         ===========   ===========

See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1996 AND 1995

                                   (Continued)

     LIABILITIES AND STOCKHOLDERS' EQUITY                  1996          1995
     ------------------------------------               ----------    ----------

CURRENT LIABILITIES:
  Notes Payable to Bank and Others                      $  258,437    $     --
  Current Portion of Long-Term Debt                        508,139       519,490
  Accounts Payable                                       1,518,293     1,171,228
  Income Taxes Payable                                        --          12,307
  Accrued Expenses                                         689,104       657,504
                                                        ----------    ----------
            Total Current Liabilities                    2,973,973     2,360,529

LONG-TERM LIABILITIES:
  Long-Term Debt, Less Current Portion                   3,514,293     3,073,603
             TOTAL LIABILITIES                           6,488,266     5,434,132

STOCKHOLDERS' EQUITY:
  Capital Stock -
    Common Stock of $.04 par value - Authorized
    4,000,000 Shares; 622,377 Shares Issued in
      1996 and 1995                                         24,895        24,895
  Capital In Excess of Par Value                           116,178       116,178
  Retained Earnings                                      2,030,234     3,365,427
                                                        ----------    ----------
            Subtotal                                     2,171,307     3,506,500
    Less: Shares Reacquired and Held in
          Treasury (60,378 shares in 1996
          and 59,955 shares in 1995 at Cost)               168,676       167,082
                                                        ----------    ----------
                TOTAL STOCKHOLDERS' EQUITY               2,002,631     3,339,418
                                                        ----------    ----------
Commitments, Contingencies, and Subsequent
  Events                                                      --            --
                                                        ----------    ----------
               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                     $8,490,897    $8,773,550
                                                        ==========    ==========

See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                                                        1997           1996
                                                   ------------    ------------

NET SALES:
     (A substantial portion of which is
     attributable to three customers (Note B)
     and a substantial portion of which have
     been discontinued)                            $  9,459,313    $  9,892,024
                                                   ------------    ------------
COSTS, EXPENSES, AND OTHER ITEMS:
     Cost of Sales                                 $  5,555,950    $  5,643,135
     Selling and Administrative Expenses              4,411,896       4,833,151
     Airline Port Fees (Income)                        (211,494)       (268,667)
     Interest (Income)                                  (12,999)        (16,697)
     Interest Expense                                   211,768         138,544
     (Gain) Loss on Disposition of Assets            (1,000,000)        (25,632)
     Equity in (Earnings) of Joint Ventures                --           (83,591)
     Other (Income)                                     (37,034)        (34,210)
                                                   ------------    ------------
          Total Costs, Expenses and                $  8,918,087    $ 10,186,033
                                                   ------------    ------------
          Other Items
          Income (Loss) Before Provision
            for Income Taxes                       $    541,226    $   (294,009)
                                                   ------------    ------------
PROVISION (CREDIT) FOR INCOME TAXES:
     Federal                                       $    195,000    $    (79,000)
     State                                               33,000         (14,000)
                                                   ------------    ------------
          Total Provision for Income Taxes         $    228,000    $    (93,000)
                                                   ------------    ------------
          Net Income (Loss)                        $    313,226    $   (201,009)

RETAINED EARNINGS, BEGINNING OF PERIOD:               2,030,234       3,365,427
                                                   ------------    ------------

RETAINED EARNINGS, END OF PERIOD:                  $  2,343,460    $  3,164,418
                                                   ============    ============

     Net Income (Loss) Per Common Share:           $        .56    $       (.36)
                                                   ============    ============

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:             561,999         562,422
                                                   ============    ============

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                         1997           1996
                                                     -----------    -----------

NET SALES:
     (A substantial portion of which is
     attributable to three customers (Note B)
     and a substantial portion of which has
     been discontinued                               $ 5,432,261    $ 5,567,516
                                                     -----------    -----------
COSTS, EXPENSES, AND OTHER ITEMS:
     Costs of Sales                                  $ 2,999,056    $ 3,060,126
     Selling and Administrative Expenses               2,258,557      2,575,381
     Airline Port Fees (Income)                         (121,187)      (149,855)
     Interest (Income)                                    (8,914)        (8,851)
     Interest Expense                                    104,977         68,419
     Other (Income)                                      (19,628)       (18,195)
                                                     -----------    -----------
          Total Costs, Expenses and Other Items      $ 5,212,861    $ 5,527,025
                                                     -----------    -----------
          Income Before Provision for
            Income Taxes                             $   219,400    $    40,491
                                                     -----------    -----------
PROVISION (CREDIT) FOR INCOME TAXES:
     Federal                                         $    77,000    $     1,000
     State                                                13,000           --
                                                     -----------    -----------
          Total Provision Income Taxes               $    90,000    $     1,000
                                                     -----------    -----------
          Net Income (Loss)                          $   129,400    $    39,491

RETAINED EARNINGS, BEGINNING OF PERIOD:                2,214,060      3,124,927
                                                     -----------    -----------

RETAINED EARNINGS, END OF PERIOD:                    $ 2,343,460    $ 3,164,418
                                                     ===========    ===========

NET INCOME PER COMMON SHARE:                         $       .23    $       .07
                                                     ===========    ===========

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:              561,999        562,422
                                                     ===========    ===========

                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                                                          1997         1996
                                                      ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                        $  313,226    $(201,009)
    Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating Activities:
        Depreciation and Amortization                    415,431      679,676
        Provision for Losses on Accounts Receivable       50,000       50,000
        Equity In (Earnings) Loss of
          Joint Ventures                                    --        (83,591)
        Loss (Gain) on Sale of Assets                 (1,000,000)     (25,632)

    Change in Assets and Liabilities:
        (Increase) Decrease in Accounts Receivable      (275,110)    (426,111)
        (Increase) Decrease in Inventories               (65,974)     (48,101)
        (Increase) Decrease in Prepaid Expenses
         and Other                                        69,407      (83,714)
        (Increase) Decrease in Deposits and
         Miscellaneous                                  (175,928)      (8,693)
        Increase (Decrease) in Accounts Payable          (97,794)     253,842
        Increase (Decrease) in Income Tax Payable        228,000      (93,000)
        Increase (Decrease) Accrued Expenses              22,860       28,211
                                                      ----------    ---------
           Net Cash Provided By (Used By)

             Operating Activities:                    $ (515,882)   $  41,878
                                                      ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Property Sales
        and Equipment                                 $1,000,000    $  25,632
    Payments Received on Notes from Sale of
        Property and Equipment                              --         32,500
    Additions to Investments                                --        (27,500)
    Purchase of Property and Equipment                   (84,769)    (173,100)
                                                      ----------    ---------
    Net Cash Provided by (Used In)
      Investing Activities:                           $  915,231    $(142,468)

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Continued)

                                                      1997          1996
                                                   ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Line-of-Credit and
           Long-Term Borrowings                    $  232,205    $ 441,990
    Decrease in Restricted Cash                        94,429       75,016
    Principal Payments Under Line-of Credit
           and Long-Term Borrowings                  (537,873)    (238,671)
    Additions to Other Receivables                       --         (3,121)
                                                   ----------    ---------
        Net Cash provided by (Used in)
          Financing Activities                     $ (211,239)   $ 275,214
                                                   ----------    ---------
        Net Increase in Cash and Cash
          Equivalents                              $  188,110    $ 174,624

CASH AND CASH EQUIVALENTS AT THE BEGINNING
    OF THE PERIOD                                  $  886,680    $ 759,133
                                                   ----------    ---------
CASH AND CASH EQUIVALENTS AT THE END OF
    THE PERIOD                                     $1,074,790    $ 933,757
                                                   ==========    =========

ADDITIONAL CASH FLOW INFORMATION:
    Cash Paid During the Year for:
        Interest (Non-Capitalized)                 $  211,768    $ 138,543
                                                   ==========    =========
        Income Taxes                               $     --      $    --
                                                   ==========    =========
    Non-Cash Investing and Financing Activities:
        Purchase of Assets (Net of Cash Paid)
        for Notes                                  $     --      $    --
                                                   ==========    =========
    Sales of Assets
      (Net of Cash Paid) for Notes                 $     --      $    --
                                                   ==========    =========

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

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

2.       INVENTORIES -

         Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis and market based upon the lower of replacement cost or realizable value. Inventories consisted of the following amounts::

                                        1997              1996
                                      --------         --------

         Finished Goods               $ 74,338         $ 67,041
         Raw Materials                 291,374          292,708
                                      --------         --------

         Total                        $365,712         $359,749
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

Jerry's, Inc. And Subsidiaries                                    March 31, 1997
Notes to Consolidated Financial Statements (Continued)

4.       INTANGIBLES -

         Intangible assets consist of finance and loan fees arising from the addition of debt. The fees are being amortized using the straight-line method over the expected life of the financing.

5.       INCOME TAXES -

         The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective October 1, 1993. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

         The cumulative effect of this accounting change at October 1, 1993 was a one-time, non-cash increase to net income of $142,094 or $.25 per share.

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

9.       CONCENTRATIONS OF CREDIT RISK -

         The Company is subject to credit risk arising from the concentration of its temporary cash investments and trade receivables. Most of the Company's temporary cash investments are concentrated with a single financial institution. This institution, however, has a high credit rating. The Company's trade receivables are concentrated with a small number of airlines. In particular, the Company primarily sells its products to about 60 airlines or aviation-related companies in the States of Florida, Georgia and Alabama, and extends credit based on an

Jerry's, Inc. And Subsidiaries                                    March 31, 1997
Notes to Consolidated Financial Statements (Continued)

         evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. As of September 30, 1996, approximately 69% of the recorded trade receivables were concentrated with six (6) airlines. As of September 30, 1995, approximately 71% of the receivables were concentrated with six (6) airlines.

10.      REVENUE RECOGNITION -

         Revenues are recorded at the time of shipment of products or performance of services.

11.      ADVERTISING COSTS -

         Advertising costs are generally charged to operations in the period incurred and totaled $175,000 in 1997, and $171,000 in 1996 (six months ended March 31).

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

NOTE B - SALES

         The Company derives a substantial portion of its revenues from catering flights of three airlines, as follows:

                                               PERCENT OF TOTAL SALES
                                   ---------------------------------------------
SIX MONTHS ENDED DECEMBER 31,      CONTINENTAL        U.S. AIR              KIWI
-----------------------------      -----------        --------              ----

             1997                      8%               21%                  -%
             1996                      6%               19%                  6%

Jerry's, Inc. And Subsidiaries                                    March 31, 1997
Notes to Consolidated Financial Statements (Continued)

         Kiwi International Airlines, Inc. is operating under Chapter 11 of the Bankruptcy Code.

         During June 1996 and September 1996, the lease agreements at the Company's Fort Pierce, Florida and Tallahassee, Florida airport facilities were terminated, respectively. The approximate sales that were discontinued during fiscal 1996 amounted to:

                                            SALES                 PERCENTAGE
                                         DISCONTINUED          OF TOTAL SALES
                                         ------------          --------------

Year Ended 9/30/96                       $    801,000                 4%
Year Ended 9/30/95                            917,000                 4%
Year Ended 9/30/94                            805,000                 3%

Six Months Ended 3/31/97                 $         --                --%
Six Months Ended 3/31/96                      555,000                 6%

NOTE C - RIGHT OF FIRST REFUSAL

         On May 1, 1990, the Company entered into a right of first refusal agreement with a competing airline caterer. Under the Agreement, the Company granted the purchaser a 10-year right of first refusal with respect to the sale of any airline catering business owned by the Company. The purchaser agreed to pay the Company $385,000 in 24 quarterly installments commencing on May 31, 1994. The income will be recorded pro-rata over the 10-year term of the agreement.

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

Jerry's, Inc. And Subsidiaries                                    March 31, 1997
Notes to Consolidated Financial Statements (Continued)

         c. The original buyer would be required to pay the Company a third payment of $1,000,000 on March 2, 1998.

         During November 1996, the original buyer sold the Miami and Orlando facilities to a third party. In accordance with the amendment described above, the original buyer paid the Company $1,000,000 at the time of the sale. This payment was recorded as a $1,000,000 gain.

         During the six months ended March 31, 1996, the Company sold vehicles which resulted in a pre-tax gain of approximately $25,600 [$16,500 post-tax].

NOTE E - NOTES PAYABLE - BANKS AND OTHERS

                                                          MARCH 31,    MARCH 31,
         DESCRIPTION                                         1997        1996
         -----------                                      ---------    ---------

Notes payable to financial institution, of up to
$1,500,00 bearing interest at 3% plus prime and
collateralized by receivables, inventory, equipment,
investments, leasehold rights and real estate,
intangibles, and the personal guaranty of the
Company's president.                                      $186,890     $    --

Insurance premium financing plan                            29,104      24,630
                                                          --------     -------

         TOTAL                                            $215,994     $24,630
                                                          ========     =======

Jerry's, Inc. And Subsidiaries                                    March 31, 1997
Notes to Consolidated Financial Statements (Continued)

NOTE F - LONG TERM DEBT

         The principal balance outstanding and details of long-term debt are summarized as follows:

                                                      MARCH 31,       MARCH 31,
   DESCRIPTION                                           1997           1996
   -----------                                       -----------     -----------

Chattel mortgage notes on equipment, aircraft,
automotive equipment, payable in monthly
installments of approximately $40,000
(including interest), with varying
maturities through 2004. A chattel mortgage
note on automotive equipment is
further collateralized by a certificate
of deposit in the amount of $151,000.                $ 1,982,239     $ 2,221,939

6% to 12-1/2 notes payable, collateralized
by land and buildings, payable in monthly
installments of approximately $8,000
(including interest), with varying maturities
through 2018.                                            698,739         729,213

10-1/4% (1-1/2% above prime) note payable to
bank, collateralized by equipment, leasehold
and real estate at the Company's facilities
in Melbourne, Florida, along with the personal
guaranty of the Company's president, payable in
monthly installments of $1,667 plus interest
with a final payment of $52,995 due
January 28, 2000.                                        113,250         131,328

18% note payable secured by the personal
guaranty of the Company's president, payable
in monthly installments of $18,000 (including
interest) through 1999.                                  387,311              --

Jerry's, Inc. And Subsidiaries                                    March 31, 1997
Notes to Consolidated Financial Statements (Continued)

                                                      MARCH 31,      MARCH 31,
   DESCRIPTION                                          1997           1996
   -----------                                       -----------    -----------

11-1/4% note payable collateralized by
leasehold improvements at the Company's
facilities in Daytona Beach, Florida,
along with certificates of deposit of
$147,000 and the personal guarantee of
the Company's president, payable in
monthly installments of $15,302
(including interest) through 2001.                       577,668        689,302
                                                     -----------    -----------

         TOTAL                                       $ 3,759,207    $ 3,771,782

         Less payments due within one year               506,039        488,541
                                                     -----------    -----------

         Long-Term Debt, less current portion        $ 3,253,168    $ 3,283,241
                                                     ===========    ===========

Substantially all of the Company's assets are pledged as collateral for thes debts.

NOTE G - LEASE COMMITMENTS

         The Company and its subsidiaries, under non-capitalized leases, lease certain facilities and equipment used primarily for catering kitchens, dining rooms, coffee shops, cocktail lounges, gift shops, warehouses, and a promotional facility. These leases expired at various dates through the year 2008.

         Rental expense included in continuing operations are as follows:

                                    1997                    1996
                                -----------             -----------

         Rent                   $ 1,384,804             $ 1,305,639

         Contingent rentals are generally calculated as a percentage of gross sales and vary from three percent (3%) to forty percent (40%).

         Most leases contain renewal options for five to ten year periods at negotiated rates approved by both parties.

Jerry's, Inc. And Subsidiaries                                    March 31, 1997
Notes to Consolidated Financial Statements (Continued)

         The Company's leases required the Company to spend approximately $1,400,000 for improvements and equipment at four locations. The Company has expended $413,000 to fulfill these obligations.

         The approximate minimum rental commitments for the years subsequent to September 30, 1996 are as follows:

                                              FINANCING              OTHER
                            TOTAL               LEASES               LEASES
                         -----------          ---------            ----------
1997                     $ 1,386,129                --              1,386,129
1998                       1,233,629                --              1,233,629
1999                       1,158,369                --              1,158,369
2000                       1,107,210                --              1,107,210
2001                       1,006,829                --              1,006,829
2002-2006                  3,362,016                --              3,362,016
2007-2008                    149,640                --                149,640
                         -----------           -------            -----------

TOTAL                    $ 9,403,822           $    --            $ 9,403,822
                         ===========           =======            ===========

NOTE H - COMMITMENTS, CONTINGENCIES, OTHER MATTERS AND SUBSEQUENT EVENTS

         1. Effective January 1, 1989, the Company entered into a consulting agreement with a partnership under the control of a retired director of the Company in recognition of his services to the Company. The agreement provides for monthly payments of $1,800 for a 10-year period.

         2. The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company's financial condition.

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

Jerry's, Inc. And Subsidiaries                                    March 31, 1997
Notes to Consolidated Financial Statements (Continued)

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

         6. During November 1996, the Company assigned its rights to receive earnout payments under the Agreement to sell the Miami and Orlando kitchen facilities [Note D] in favor of the lender to Central Florida Terminals, Inc., the operator of the Orlando/Sanford, Florida Airport. Jerry's, Inc. has a ten year food and beverage concession with this airport that expires in 2006. The president of the Company is a stockholder in Central Florida Terminals, Inc.

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

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST TWO QUARTERS OF 1997 FISCAL YEAR COMPARED TO FIRST TWO QUARTERS OF 1996 FISCAL YEAR

SALES

         The Company's net sales for the six months ended March 31, 1997 were $9,459,000 compared with $9,892,000 for the same period of 1996. The decrease in net sales is primarily due to the termination of the Company's operations at Tallahassee and Ft. Pierce (which had sales of $555,000 in the first six months of 1996). This decrease was offset by higher sales at the Company's new operations at Sanford, Florida.

COST OF SALES

         Cost of sales in the first six months of the 1997 fiscal year were $5,556,000 compared with $5,643,000 in 1996.

SELLING AND ADMINISTRATIVE EXPENSES

         The Company's selling and administrative expenses decreased from $4,833,000 in the first six months of 1996 fiscal year to $4,412,000 in 1997, primarily due to lower depreciation expense (due to closing of Tallahassee) and lower insurance expenses.

AIRLINE PORT FEES

         The Company charges each of its airline catering customers a port fee equal to the amount of percentage rent the Company pays to each airport authority. The amount of this income was $269,000 in the first six months of 1996 fiscal year, compared with $211,000 in the first six months of 1997. It is directly offset by rental expense paid by the Company.

SALE OF ASSETS

         In November 1996, the Company received a contingent payment of $1,000,000 in connection with the sale in 1995 of the Company's Miami and Orlando airline catering operations. See Note D to the Consolidated Financial Statements.

NET INCOME

         Due to the factors described above, the Company had net income of $313,000 for the first six months of 1997 fiscal year, compared to a net loss of $201,000 for 1996. After deducting the gain arising from the receipt of the $1,000,000 contingent payment, the Company incurred a net loss (before taxes) of $459,000 in 1997, compared with a net loss (before taxes) of $294,000 for 1996.

FINANCIAL CONDITION AT MARCH 31, 1997

         On March 31, 1997, the Company's current assets and current liabilities were $3,378,000 and $2,854,000 respectively, compared with $3,196,000 and $2,624,000 on March 31, 1996. The Company's current ratio (current assets divided by current liabilities) declined to 1.18 on March 31, 1997, compared with 1.22 on March 31, 1996.

         The Company's operations used $516,000 in cash during the first six months of the 1997 fiscal year due to the losses incurred by the Company's continuing operations. The Company's investing activities provided $915,000 in cash which reflects the receipt of the $1,000,000 contingent payment, which partially offset $85,000 in purchases of property and equipment. Finally, the Company's financing activities used approximately $211,000 in cash. This amount primarily represents the repayment of some of the Company's borrowings.

         The increase in working capital of $188,000 was primarily due to the receipt of $1,000,000 in connection with the prior sale of the Company's Miami and Orlando facilities.

         Although the Company's financial condition improved modestly during the first half of the 1997 fiscal year, the Company still faces serious long-term working capital problems due to the high level of losses from continuing operations. Accordingly, the Company still needs to substantially reduce the level of its selling and administrative expenses or obtain additional sales through expansion in order to generate positive cash flow from its operations. There can be no assurance that these efforts will be successful.

                                     PART II

                                OTHER INFORMATION

         ITEM 1. LEGAL PROCEDURES

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

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27 Financial Data Schedule

         There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           JERRY'S, INC.

Date: October 31, 1997                     /s/ GERARD J. PENDERGAST, JR.
                                           -------------------------------------
                                           Gerard J. Pendergast, Jr.,
                                           President and Chief Executive Officer

Date: October 31, 1997                     /s/ KAREN P. RHODES
                                           -------------------------------------
                                           Karen P. Rhodes,
                                           Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION
-------         -----------

  27            Financial Data Schedule