Form 10-Q
period 1997-06-30
JERRYS INC
filed 1997-11-07
CIK 53453

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                      ----------------------------------

                                   Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d)of the Securities Exchange
    Act of 1934

                For the quarterly period ended June 30, 1997, or

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

                        TELEPHONE NUMBER: (407) 689-9611

                          COMMON STOCK, $.04 Par Value

                  Outstanding Shares at June 30, 1997 - 561,999

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing requirements for the past ninety (90) days.

                       YES [ ]               NO [X]

                                TABLE OF CONTENTS

                         JERRY'S, INC. AND SUBSIDIARIES

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS................................3

                  CONSOLIDATED STATEMENTS OF INCOME AND
                  RETAINED EARNINGS..........................................7

                  CONSOLIDATED STATEMENT OF CASH FLOWS.......................9

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................11

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................19

                                    PART II.

                                OTHER INFORMATION

ITEMS 1 THROUGH 6...........................................................21

                        PART I.  FINANCIAL INFORMATION

                        JERRY'S, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            JUNE 30, 1997 AND 1996

    ASSETS                                          1997           1996
    ------                                     -----------     ------------

CURRENT ASSETS:
    Cash and Cash Items                        $  1,212,186    $  1,168,863
    Customers Accounts Receivable
      Less - Allowance for Doubtful Accounts:
      $326,000 in 1997 and $292,000 in 1996       1,002,212         955,025
    Inventories (Note A-2)                          394,450         401,706
    Refundable Income Taxes                         693,375         301,684
    Deferred Tax Assets - Current Portion           223,596         105,109
    Prepaid Expenses and Other Current Assets       442,060         406,224
                                               ------------    ------------
      Net of $5,000 Allowance in 1997 and
      in 1996
      Total Current Assets                     $  3,967,879    $  3,338,611
                                               ------------    ------------

INVESTMENTS:
    Land Held for Investment                   $     87,000    $     87,000
    Other Investments                               348,289         388,519
                                               ------------    ------------
      Total Investments                        $    435,289    $    475,519
                                               ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
    Cost                                       $ 12,709,875    $ 14,028,257
    Less:  Accumulated Depreciation               9,658,166      10,380,852
                                               ------------    ------------
         Net Book Value                        $  3,051,709    $  3,647,405
                                               ------------    ------------

OTHER ASSETS:
    Cash (Restricted)                          $    617,175    $    674,884
    Leasehold Rights and Other Intangible
      Assets (Note A-4)                               8,540           9,834
    Cash Surrender Value of Insurance                21,005           2,191
    Deposits and Miscellaneous                      273,037         233,257
    Employee Loans Receivable (Net of
      $15,000 Allowance in 1997,
      $20,000 Allowance in 1996)                    100,787         107,376
    Other Receivables - Non-Current Portion
      (Net of $15,000 Allowance in 1997
      and $13,000 in 1996)                           30,387          75,140
    Deferred Tax Assets - Non Current               318,281         528,764
                                               ------------    ------------
    Total Other Assets                         $  1,369,212    $  1,631,446
                                               ------------    ------------

      TOTAL ASSETS:                            $  8,824,089    $  9,092,981
                                               ============    ============


See accompanying Notes to Consolidated Financial Statements.

                        JERRY'S, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            JUNE 30, 1997 AND 1996
                                  (Continued)

    LIABILITIES AND STOCKHOLDERS' EQUITY           1997          1996
    ------------------------------------       -----------    -----------

CURRENT LIABILITIES:
    Notes Payable to Bank and
      Others (Note D)                          $    170,810   $    14,673
    Current Portion of Long-Term Debt (Note E)      506,697       488,541
    Accounts Payable                              1,739,480     1,598,900
    Income Taxes Payable                                  -           -
    Accrued Expenses                                575,215       619,797
    Advances - Officer                              661,300           -
                                               ------------   -----------
      Total Current Liabilities                $  3,653,502   $ 2,721,911


LONG-TERM LIABILITIES:
    Long-Term Debt, Less Current
      Portion (Note E)                            3,084,978     3,642,069
                                               ------------   -----------
      TOTAL LIABILITIES                        $  6,738,480   $ 6,363,980
                                               ------------   -----------


STOCKHOLDERS' EQUITY:
    Capital Stock -
      Common Stock of $.04 par value -
      Authorized 4,000,000 shares;
      622,377 Shares Issued
      in 1997 and 1996                         $     24,895   $    24,895
    Capital in Excess of Par Value                  116,178       116,178
    Retained Earnings                             2,113,212     2,755,010
                                               ------------   -----------
      Subtotal:                                $  2,254,285   $ 2,896,083
      Less:  Shares Reacquired and Held
             in Treasury 60,378 shares
             in 1997 and 59,955 shares
             in 1996 at Cost)                       168,676       167,082
                                               ------------   -----------

      TOTAL STOCKHOLDERS' EQUITY:              $  2,085,609   $ 2,729,001
                                               ------------   -----------

Commitments, Contingencies and Subsequent
Events (Note H)                                          --            --

      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY:                    $  8,824,089   $ 9,092,981
                                               ============   ===========

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1996 AND 1995

    ASSETS                                            1996            1995
    ------                                        ------------    ------------

CURRENT ASSETS:
  Cash and Cash Items                             $    886,680    $    759,133
  Customer Accounts Receivable
    Less Allowance for Doubtful Accounts:
   $236,000 in 1996 and $230,000 in 1995               727,805         807,857
  Inventories (Note A-2)                               299,738         311,648
  Income Tax Refunds Receivable                        701,375             -
  Deferred Income Taxes                                223,596         105,109
  Prepaid Expenses and Other Current Assets
  (Net of $5,000 Allowance In 1996 and 1995)           357,163         449,078
                                                  ------------    ------------

            Total Current Assets                     3,196,357       2,432,825
                                                  ------------    ------------


INVESTMENTS:
  Land Held for Investment                              87,000          87,000
  Other Investments                                    348,289         265,528
                                                  ------------    ------------
            Total Investments                          435,289         352,528
                                                  ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
  Cost                                              12,404,375      13,857,557
  Less:  Accumulated Depreciation                    9,074,019       9,420,655
                                                  ------------    ------------
            Net Book Value                           3,330,356       4,436,902
                                                  ------------    ------------


OTHER ASSETS:
  Cash (Restricted)                                    762,852         580,297
  Leasehold Rights and Other Intangible Assets
    Less Accumulated Amortization of $12,218 in
    1996 and $13,482 in 1995                             9,804           8,096
  Cash Surrender Value of Insurance                     23,119          39,393
  Deposits and Miscellaneous                           243,893         219,529
  Employee Loans Receivable (Net of $15,000
    Allowance in 1996 and $20,000 in 1995)              98,749          79,840
  Other Receivables - Non-Current Portion
    (Net of $15,000 Allowance in 1996 and $13,000
     in 1995)                                           72,197          95,376
  Deferred Income Taxes - Non-Current
    Portion                                            318,281         528,764
                                                  ------------    ------------
            Total Other Assets                       1,528,895       1,551,295
                                                  ------------    ------------
               TOTAL ASSETS                       $  8,490,897    $  8,773,550
                                                  ============    ============


See accompanying notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1996 AND 1995
                                   (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY                  1996             1995
                                                 ------------      ------------
CURRENT LIABILITIES:
  Notes Payable to Bank and Others               $    258,437      $        -
  Current Portion of Long-Term Debt                   508,139           519,490
  Accounts Payable                                  1,518,293         1,171,228
  Income Taxes Payable                                    -              12,307
  Accrued Expenses                                    689,104           657,504
                                                 ------------      ------------
            Total Current Liabilities               2,973,973         2,360,529


LONG-TERM LIABILITIES:
  Long-Term Debt, Less Current Portion              3,514,293         3,073,603
                                                 ------------      ------------
             TOTAL LIABILITIES                      6,488,266         5,434,132
                                                 ------------      ------------


STOCKHOLDERS' EQUITY:
  Capital Stock -
    Common Stock of $.04 par value -
    Authorized 4,000,000 Shares; 622,377
    Shares Issued in 1996 and 1995                     24,895            24,895
  Capital In Excess of Par Value                      116,178           116,178
  Retained Earnings                                 2,030,234         3,365,427
                                                 ------------      ------------
            Subtotal                                2,171,307         3,506,500
    Less:  Shares Reacquired and Held in
           Treasury (60,378 Shares in 1996
           and 59,955 Shares in 1995 at Cost)         168,676           167,082
                                                 ------------      ------------

                TOTAL STOCKHOLDERS' EQUITY          2,002,631         3,339,418
                                                 ------------      ------------


Commitments, Contingencies, and Subsequent
  Events                                                  -                 -
                                                 ------------      ------------
               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY              $  8,490,897      $  8,773,550
                                                 ============      ============


See accompanying notes to Consolidated Financial Statements.

                            JERRY'S, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                   FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                      1997            1996
                                                  ------------    ------------
NET SALES:
    (A substantial portion of which is
    attributable to two customers (Note B)
    and a substantial portion of which has
    been discontinued)                            $ 14,382,199    $ 14,770,842
                                                  ------------    ------------

COSTS, EXPENSES, AND OTHER ITEMS:
    Costs of Sales                                $  8,537,995    $  8,716,565
    Selling and Administrative Expenses              6,739,577       7,302,515
    Airline Port Fees (Income)                        (302,972)       (384,534)
    Interest (Income)                                  (20,768)        (24,869)
    Interest Expense                                   328,505         225,618
    (Gain) Loss on Disposition of Assets            (1,027,580)        (25,632)
    Equity in (Earnings) of Joint Ventures                 -           (83,591)
    Other (Income)                                     (63,536)        (47,813)
                                                  ------------    ------------
       Total Costs, Expenses and Other Items      $ 14,191,221    $ 15,678,259
                                                  ------------    ------------
       Income (Loss) Before Provision
         for Income Taxes                         $    190,978    $   (907,417)
                                                  ------------    ------------

PROVISION (CREDIT) FOR INCOME TAXES:
    Federal                                       $     92,000    $   (254,000)
    State                                               16,000         (43,000)
                                                  ------------    ------------
       Total Provision for Income Taxes           $    108,000    $   (297,000)
                                                  ------------    ------------

       Net Income (Loss)                          $     82,978    $   (610,417)

RETAINED EARNINGS, BEGINNING OF PERIOD:              2,030,234       3,365,427
                                                  ------------    ------------

RETAINED EARNINGS, END OF PERIOD:                 $  2,113,212    $  2,755,010
                                                  ============    ============


    Net Income (Loss) Per Common Share:           $        .15    $      (1.08)
                                                  ============    ============

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:            561,999         562,422
                                                  ============    ============

See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                       1997           1996
                                                  ------------    ------------

NET SALES:
    (A substantial portion of which is
    attributable to two customers (Note B)
    and a substantial, portion of which has
    been discontinued)                            $  4,922,886    $  4,878,818
                                                  ------------    ------------

COSTS, EXPENSES, AND OTHER ITEMS:
    Costs of Sales                                $  2,982,045    $  3,073,430
    Selling and Administrative Expenses              2,327,681       2,469,364
    Airline Port Fees (Income)                         (91,478)       (115,867)
    Interest (Income)                                   (7,769)         (8,172)
    Interest Expense                                   116,737          87,074
    (Gain) or Loss on Disposition of Assets            (27,580)            -
    Other (Income)                                     (26,502)        (13,603)
                                                  ------------    ------------
       Total Costs, Expenses and Other Items      $  5,273,134    $  5,492,226
                                                  ------------    ------------
       Income (Loss) Before Provision for
         Income Taxes                             $   (350,248)   $   (613,408)
                                                  ------------    ------------

PROVISION (CREDIT) FOR INCOME TAXES:
    Federal                                       $   (103,000)   $   (175,000)
    State                                              (17,000)        (29,000)
                                                  ------------    ------------
       Total Provision (Credit) for
       Income Taxes                               $   (120,000)   $   (204,000)
                                                  ------------    ------------

       Net Income (Loss)                          $   (230,248)   $   (409,408)

RETAINED EARNINGS, BEGINNING OF PERIOD:              2,343,460       3,164,418
                                                  ------------    ------------

RETAINED EARNINGS, END OF PERIOD:                 $  2,113,212    $  2,755,010
                                                  ============    ============

NET INCOME (LOSS) PER COMMON SHARE:               $       (.41)   $       (.73)
                                                  ============    ============


AVERAGE SHARES OF COMMON STOCK OUTSTANDING:            561,999         562,422
                                                  ============    ============


See accompanying Notes to Consolidated Financial Statements.



                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                          1997            1996
                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                       $     82,978     $   (610,417)
    Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities:
          Depreciation and Amortization                   628,911        1,019,038
          Provision for Losses on Accounts
            Receivable                                     50,000           60,000
          Equity In (Earnings) Loss of
            Joint Ventures                                    -            (83,591)
          Loss (Gain) on Sale of Assets                (1,027,580)         (25,632)

    Change in Assets and Liabilities:
       (Increase)Decrease in Accounts Receivable         (324,407)        (207,168)
       (Increase)Decrease in Inventories                  (94,712)         (90,058)
       (Increase)Decrease in Prepaid Expenses
        and Other                                         (84,897)          42,854
       (Increase)Decrease in Deposits and
        Miscellaneous                                      12,742          (32,576)
       Increase(Decrease) in Accounts Payable             221,187          427,672
       Increase(Decrease) in Income Taxes Payable           8,000         (313,991)
       Increase(Decrease) in Accrued Expenses            (113,889)         (37,707)
                                                     ------------     ------------

 Net Cash Provided by (Used By)
            Operating Activities:                    $   (641,667)    $    148,424
                                                     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Property and
      Equipment                                      $  1,009,724     $     25,632
    Payments Received on Notes from Sale of
       Property and Equipment                                 -             48,750
    Additions to Investments                                  -            (39,400)
    Purchase of Property and Equipment                   (374,563)        (228,158)
                                                     ------------     ------------
Net Cash Provided by (Used In) Investing
    Activities:                                      $    635,161     $   (193,176)
                                                     ------------     ------------


See accompanying Notes to Consolidated Financial Statements.


                         JERRY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Continued)


                                                         1997             1996
                                                     ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Line-of-Credit and
          Long-Term Borrowings                       $    167,701     $  1,299,307
    Decrease (increase) in Restricted Cash                145,677          (94,587)
    Principal Payments Under Line-of Credit
          and Long-Term Borrowings                       (642,666)        (747,117)
    Additions to Other Receivables                            -                -
    Additions to Intangible Assets                            -             (3,121)
    Payments to Acquire Treasury Stock                        -                -
    Proceeds from Officer Loans                           661,300              -
    Payments of Officer Loan                                  -                -
                                                     ------------     ------------
      Net Cash Provided (Used) by Financing
          Activities                                 $    332,012     $    454,482
                                                     ------------     ------------
     Net Increase in Cash and Cash
          Equivalents                                $    325,506     $    409,730

CASH AND CASH EQUIVALENTS AT THE BEGINNING
    of the Period                                         886,680          759,133
                                                     ------------     ------------
CASH AND CASH EQUIVALENTS AT THE END OF
    the Period                                       $  1,212,186     $  1,168,863
                                                     ============     ============

ADDITIONAL CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest (Non-Capitalized)                    $    328,505     $    225,618
                                                     ============     ============
       Income Taxes                                  $    100,000     $      7,623
                                                     ============     ============
    Non-Cash Investing and Financing Activities:
       Purchase of Assets (Net of Cash Period)
         for Notes                                   $        -       $        -
                                                     ============     ============
    Assets Received in Settlement of
       Notes Receivable                              $        -       $        -
                                                     ============     ============

Sale of Assets (net of cash paid) for Notes          $        -       $        -
                                                     ============     ============

Sale of Assets (net of cash paid)
    for assumption of Notes Payable                  $     43,419     $        -
                                                     ============     ============


See accompanying Notes to Consolidated Financial Statements.

                         JERRY'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

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

2.    INVENTORIES -

      Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis and market based upon the lower of replacement cost or realizable value. Inventories consisted of the following:

                                                  1997            1996
                                               ---------       ---------

            Finished Goods                     $  80,000       $ 121,175
            Raw Materials                        314,450         280,531
                                               ---------       ---------
                Total                          $ 394,450       $ 401,706
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

Jerry's, Inc. and Subsidiaries                                   June 30, 1997
Notes to Consolidated Financial Statements (Continued)


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

8.    CONCENTRATIONS OF CREDIT RISK -

      The Company is subject to credit risk arising from the concentration of its temporary cash investments and trade receivables. Most of the Company's temporary cash investments are concentrated with a single financial institution. This institution, however, has a high credit rating. The Company's trade receivables are concentrated with a small number of airlines. In particular, the Company primarily sells its products to about 60 airlines or aviation related companies in the States of Florida, Georgia and Alabama, and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. As of September 30, 1996, approximately 69% of the recorded trade

Jerry's, Inc. and Subsidiaries                                   June 30, 1997
Notes to Consolidated Financial Statements (Continued)


      receivables were concentrated with six airlines. As of September 30, 1995, approximately 71% of the receivables were concentrated with six airlines.

9.    REVENUE RECOGNITION -

      Revenues are recorded at the time of shipment of products or performance of services.

10.   ADVERTISING COSTS -

      Advertising costs are generally charged to operations in the period incurred and totaled $286,421 in 1997, and $268,000 in 1996 (six months ended March 31).

11.   ENVIRONMENTAL CLEANUP MATTERS -

      The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernable. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated.

12.   USE OF ESTIMATES -

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. Changes in such estimates may affect amounts reported in future periods.

NOTE B - SALES

      The Company derives a substantial portion of its revenues from catering flights of two airlines, as follows:

                                     PERCENT OF TOTAL SALES
                                    -------------------------
      NINE MONTHS ENDED JUNE 30,    CONTINENTAL      U.S. AIR
      --------------------------    -----------      --------

               1997                      7%            20%
               1996                      6%            21%

Jerry's, Inc. and Subsidiaries                                   June 30, 1997
Notes to Consolidated Financial Statements (Continued)


      During June 1996 and September 1996, the lease agreements at the Company's Fort Pierce, Florida and Tallahassee, Florida airport facilities were terminated, respectively. The approximate sales that were discontinued during fiscal 1996 amounted to:

                                              SALES         PERCENTAGE OF
                                           DISCONTINUED      TOTAL SALES
                                           ------------     -------------

      Year Ended 9/30/96                   $   801,000           4%
      Year Ended 9/30/95                       917,000           4%
      Year Ended 9/30/94                       805,000           3%

      Nine Months Ended 6/30/97            $         -           -
      Nine Months Ended 6/30/96            $   724,000           5%

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

NOTE D - SALES OF ASSETS AND DISPOSITIONS

      During February 1995, the Company sold its airline catering operations at Miami, Florida and Orlando, Florida for $6,000,000 ($5,000,000 cash and the assumption by the buyer of $1,000,000 of the Company's liabilities). The approximate pre-tax gain on the sale was $5,400,000 ($3,300,000 post-tax). The original agreement with respect to this asset sale was amended during September 1996. The amendment provided, in the event the Buyer sells the Miami and Orlando catering kitchens, that the original contingent consideration payment plan would be adjusted as follows:

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

Jerry's, Inc. and Subsidiaries                                   June 30, 1997
Notes to Consolidated Financial Statements (Continued)


     c. The original buyer would be required to pay the Company a third payment of $1,000,000 on March 2, 1998.

      During November 1996, the original buyer sold the Miami and Orlando facilities to a third party. In accordance with the amendment described above, the original buyer paid the Company $1,000,000 at the time of the sale. This payment was recorded as a $1,000,000 gain.

      During the six months ended March 31, 1996, the Company sold vehicles which resulted in a pre-tax gain of approximately $25,600 [$16,500 post-tax].

NOTE E - NOTES PAYABLE - BANKS AND OTHERS

      DESCRIPTION                                   JUNE 30,        JUNE 30,
      -----------                                     1997            1996
                                                   ----------      ----------
Notes payable to financial institution,
of up to $1,500,000 bearing interest at
3%, plus prime and collateralized by
receivables, inventory, equipment,
investments leasehold rights and real
estate, intangibles and the personal
guaranty of the Company's president.               $  151,782      $        -

Insurance Premium Finance Plan                         19,028          14,673
                                                   ----------      ----------
                                                   $  170,810      $   14,673
                                                   ==========      ==========

NOTE F - LONG TERM DEBT

The principal balances outstanding and details of long-term debt are summarized as follows:

                                                     JUNE 30,       JUNE 30,
      DESCRIPTION                                      1997           1996
      -----------                                  ----------      ----------

Chattel mortgage notes on equipment,
aircraft, automotive equipment, payable
in monthly installments of approximately
$40,000 (including interest), with
varying maturities through 2004. A
chattel mortgage note on automotive
equipment is further collateralized by a
certificate of deposit in the amount of
$151,000.                                          $1,937,850      $2,133,937

Jerry's, Inc. and Subsidiaries                                   June 30, 1997
Notes to Consolidated Financial Statements (Continued)


6% to 12-1/2 notes payable,
collateralized by land and buildings,
payable in monthly installments of
approximately $8,000 (including
interest), with varying maturities
through 2018.                                         646,242         721,738

10-1/4% (1-1/2% above prime) note
payable to bank, collateralized by
equipment, leasehold and real estate at
the Company's facilities in Melbourne,
Florida, along with the personal
guaranty of the Company's president,
payable in monthly installments of
$1,667 (including interest) with a final
payment of $52,995 due January 28, 2000.              109,917         126,328

18% note payable secured by the personal
guaranty of the Company's president,
payable in monthly installments of
$18,000 (including interest) through 1999.            349,934         489,424


11-1/4% note payable collateralized by
leasehold improvements at the Company's
facilities in Daytona Beach, Florida,
along with certificates of deposit of
$147,000 and the personal guarantee of
the Company's president, payable in
monthly installments of $15,302
(including interest) through 2001.                    547,732         659,183
                                                   ----------      ----------

      TOTAL                                        $3,591,675      $4,130,610
      Less payments due within one year               506,697         488,541
                                                   ----------      ----------
      Long-Term Debt, less current portion         $3,084,978      $3,642,069
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

Jerry's, Inc. and Subsidiaries                                   June 30, 1997
Notes to Consolidated Financial Statements (Continued)



Rental expense included in continuing operations are as follows:

                                       1997              1996
                                    ----------        ----------

      Rent                          $1,949,973        $1,920,408

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

      The approximate minimum rental commitments for the years subsequent to September 30, 1996 are as follows:

                                     FINANCING                 OTHER
                     TOTAL            LEASES                   LEASES
                  -----------       ----------              -----------
1997                1,386,129           --                    1,386,129
1998                1,233,629           --                    1,233,629
1999                1,158,369           --                    1,158,369
2000                1,107,210           --                    1,107,210
2001                1,006,829           --                    1,006,829
2002-2006           3,362,016           --                    3,362,016
2007-2008             149,640           --                      149,640
                  -----------       ----------              -----------

TOTAL             $ 9,403,822       $   --                  $ 9,403,822
                  ===========       ==========              ===========

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

Jerry's, Inc. and Subsidiaries                                   June 30, 1997
Notes to Consolidated Financial Statements (Continued)



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

     5. During November 1996, the Company assigned its rights to receive earnout payments under the agreement to sell the Miami and Orlando kitchen facilities [Note D] in favor of the lender to Central Florida Terminals, Inc., operator of the Orlando/Sanford, Florida airport. Jerry's, Inc. has a ten-year food and beverage concession with this airport that expires in 2006. The president of Jerry's, Inc. is a stockholder of Central Florida Terminals, Inc. On May 20, 1997, this assignment was terminated.

     6. The Company expects to spend approximately $400,000 during 1997 to improve its facilities at the St. Petersburg/Clearwater, Florida airport.

     7. The Company has received notices from the Metro-Dade Department of Environmental Resources Management ("DERM") that the Company is responsible to pay for remediation of the hazardous substance releases at the Company's Hialeah, Florida facility. The Company recorded charges to earnings of $100,000 in fiscal 1995 and $53,400 in 1996 to correct and monitor the site.

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST THREE QUARTERS OF 1997 FISCAL YEAR COMPARED TO FIRST THREE QUARTERS OF 1996 FISCAL YEAR

SALES

      The Company's net sales for the nine months ended June 30, 1997 were $14,382,000 compared with $14,771,000 for the same period of 1996. The decrease in net sales is primarily due to the termination of the Company's operations at Tallahassee and Ft. Pierce (which had sales of $724,000 in the first nine months of 1996). This decrease was offset by higher sales at the Company's new operations at Sanford, Florida.

COST OF SALES

      Cost of sales in the first nine months of the 1997 fiscal year were $8,538,000 compared with $8,717,000 in 1996.

SELLING AND ADMINISTRATIVE EXPENSES

      The Company's selling and administrative expenses decreased from $7,303,000 in the first nine months of 1996 fiscal year to $6,740,000 in 1997, primarily due to lower depreciation and insurance expenses.

AIRLINE PORT FEES

      The Company charges each of its airline catering customers a port fee equal to the amount of percentage rent the Company pays to each airport authority. The amount of this income was $385,000 in the first nine months of 1996 fiscal year, compared with $303,000 in the first nine months of 1997. It is directly offset by rental expense paid by the Company.

SALE OF ASSETS

      In November 1996, the Company received a contingent payment of $1,000,000 in connection with the sale in 1995 of the Company's Miami and Orlando airline catering operations. See Note D to the Consolidated Financial Statements.

NET INCOME

      Due to the factors described above, the Company had net income of $83,000 for the first nine months of 1997 fiscal year, compared to a net loss of $610,000 for 1996. After deducting the gain arising from the receipt of the $1,000,000 contingent payment, the Company incurred a net loss (before taxes) of $809,000 in 1997, compared with a net loss (before taxes) of $907,000 for 1996.

FINANCIAL CONDITION AT JUNE 30, 1997

      On June 30, 1997, the Company's current assets and current liabilities were $3,968,000 and $3,604,000, respectively, compared with $3,339,000 and $2,722,000 on June 30, 1996. The Company's current ratio (current assets divided by current liabilities) declined to 1.10 on June 30, 1997, compared with 1.23 on June 30, 1996.

      The Company's operations used $642,000 in cash during the first nine months of the 1997 fiscal year due to the losses incurred by the Company's continuing operations. The Company's investing activities provided $635,000 in cash which reflects the receipt of the $1,000,000 contingent payment, which more than offset $375,000 in purchases of property and equipment. Finally, the Company's financing activities provided approximately $332,000 in cash. This amount primarily represents borrowings from one of the Company's officers.

      The modest increase in working capital of $326,000 was primarily due to the receipt of $1,000,000 in connection with the prior sale of the Company's Miami and Orlando facilities. Although the Company's financial condition improved modestly during the first three quarters of the 1997 fiscal year, the Company still faces serious long-term working capital problems due to the high level of losses from continuing operations. Accordingly, the Company still needs to substantially reduce the level of its selling and administrative expenses or obtain additional sales through expansion in order to generate positive cash flow from its operations. There can be no assurance that these efforts will be successful.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit 27 Financial Data Schedule

      There were no reports on Form 8-K filed for the three months ended June 30, 1997.

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